Form 10-Q
period 2020-12-31
OSI SYSTEMS INC
filed 2021-01-29
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 25, 2021, there were 17,972,111 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	December 31,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,102	$72,575
Accounts receivable, net	269,840	263,071
Inventories	241,226	266,190
Prepaid expenses and other current assets	30,541	32,588
Total current assets	617,709	634,424
Property and equipment, net	127,936	127,875
Goodwill	310,627	318,287
Intangible assets, net	128,279	132,076
Other assets	83,990	88,141
Total assets	$1,268,541	$1,300,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$59,000	$18,000
Current portion of long-term debt	926	947
Accounts payable	84,940	90,029
Accrued payroll and related expenses	46,127	37,314
Advances from customers	28,155	73,899
Other accrued expenses and current liabilities	110,953	113,204
Total current liabilities	330,101	333,393
Long-term debt	267,072	271,667
Deferred income taxes	5,846	3,207
Other long-term liabilities	93,370	104,900
Total liabilities	696,389	713,167
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,011,982 shares at June 30, 2020 and 17,933,256 shares at December 31, 2020	122,553	100,816
Retained earnings	474,793	504,175
Accumulated other comprehensive loss	(25,194)	(17,355)
Total stockholders’ equity	572,152	587,636
Total liabilities and stockholders’ equity	$1,268,541	$1,300,803

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Net revenues:
Products	$223,772	$208,367	$433,533	$391,114
Services	81,570	67,642	162,661	139,803
Total net revenues	305,342	276,009	596,194	530,917
Cost of goods sold:
Products	148,709	139,893	295,051	264,734
Services	45,860	34,035	91,159	68,351
Total cost of goods sold	194,569	173,928	386,210	333,085
Gross profit	110,773	102,081	209,984	197,832
Operating expenses:
Selling, general and administrative	63,902	56,101	126,079	114,718
Research and development	14,881	13,784	29,127	25,866
Impairment, restructuring and other charges (benefit), net	(929)	(162)	(3,028)	8,197
Total operating expenses	77,854	69,723	152,178	148,781
Income from operations	32,919	32,358	57,806	49,051
Interest and other expense, net	(4,844)	(4,233)	(9,580)	(8,422)
Income before income taxes	28,075	28,125	48,226	40,629
Provision for income taxes	(7,089)	(8,087)	(6,497)	(11,247)
Net income	$20,986	$20,038	$41,729	$29,382
Earnings per share:
Basic	$1.15	$1.12	$2.28	$1.63
Diluted	$1.12	$1.10	$2.22	$1.61
Shares used in per share calculation:
Basic	18,312	17,924	18,285	17,988
Diluted	18,682	18,196	18,783	18,266

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Net income	$20,986	$20,038	$41,729	$29,382
Other comprehensive income (loss):
Foreign currency translation adjustment	2,640	4,267	(412)	7,722
Other	9	59	19	117
Other comprehensive income (loss)	2,649	4,326	(393)	7,839
Comprehensive income	$23,635	$24,364	$41,336	$37,221

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended December 31, 2019
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2019	18,357,464	$141,049	$420,284	$(19,769)	$541,564
Exercise of stock options	32,656	1,200	—	—	1,200
Vesting of RSUs	26,219	—	—	—	—
Repurchase of common stock	(140,823)	(13,732)	—	—	(13,732)
Stock-based compensation expense	—	5,844	—	—	5,844
Taxes paid related to net share settlement of equity awards	(7,942)	(795)	—	—	(795)
Net income	—	—	20,986	—	20,986
Other comprehensive income	—	—	—	2,649	2,649
Balance—December 31, 2019	18,267,574	$133,566	$441,270	$(17,120)	$557,716

	Three Months Ended December 31, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2020	17,912,541	$95,084	$484,137	$(21,681)	$557,540
Exercise of stock options	8,337	483	—	—	483
Vesting of RSUs	17,719	—	—	—	—
Stock-based compensation expense	—	5,712	—	—	5,712
Taxes paid related to net share settlement of equity awards	(5,341)	(463)	—	—	(463)
Net income	—	—	20,038	—	20,038
Other comprehensive income	—	—	—	4,326	4,326
Balance—December 31, 2020	17,933,256	$100,816	$504,175	$(17,355)	$587,636

	Six Months Ended December 31, 2019
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727
Exercise of stock options	199,962	4,032	—	—	4,032
Vesting of RSUs	387,085	—	—	—	—
Shares issued under employee stock purchase program	34,837	2,065	—	—	2,065
Stock-based compensation expense	—	12,260	—	—	12,260
Repurchase of common stock	(266,874)	(26,994)	—	—	(26,994)
Taxes paid related to net share settlement of equity awards	(254,456)	(26,710)	—	—	(26,710)
Net income	—	—	41,729	—	41,729
Other comprehensive loss	—	—	—	(393)	(393)
Balance—December 31, 2019	18,267,574	$133,566	$441,270	$(17,120)	$557,716

	Six Months Ended December 31, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2020	18,011,982	$122,553	$474,793	$(25,194)	$572,152
Exercise of stock options	77,532	563	—	—	563
Vesting of RSUs	304,420	—	—	—	—
Shares issued under employee stock purchase program	32,641	2,022	—	—	2,022
Stock-based compensation expense	—	11,821	—	—	11,821
Repurchase of common stock	(320,136)	(24,816)			(24,816)
Taxes paid related to net share settlement of equity awards	(173,183)	(11,327)	—	—	(11,327)
Net income	—	—	29,382	—	29,382
Other comprehensive income	—	—	—	7,839	7,839
Balance—December 31, 2020	17,933,256	$100,816	$504,175	$(17,355)	$587,636

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,729	$29,382
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	26,961	21,162
Stock-based compensation expense	12,260	11,821
Provision for losses on accounts receivable	677	5,240
Deferred income taxes	(53)	44
Amortization of debt discount and issuance costs	4,646	4,830
Impairment charges	—	552
Other	200	55
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(19,455)	3,189
Inventories	19,930	(25,151)
Prepaid expenses and other assets	(17,646)	(9,622)
Accounts payable	12,739	4,408
Accrued payroll and related expenses	(5,381)	(4,328)
Advances from customers	(10,580)	45,250
Other	(6,400)	2,647
Net cash provided by operating activities	59,627	89,479
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(11,593)	(8,508)
Purchases of certificates of deposit	—	(2,628)
Proceeds from maturities of certificates of deposit	—	700
Acquisition of business, net of cash acquired	(171)	(3,000)
Payments for intangible and other assets	(3,853)	(7,047)
Net cash used in investing activities	(15,617)	(20,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	3,000	(41,000)
Proceeds from long-term debt	441	315
Payments on long-term debt	(480)	(539)
Proceeds from exercise of stock options and employee stock purchase plan	6,097	2,585
Payments of contingent consideration	(1,220)	(628)
Repurchases of common stock	(26,994)	(24,816)
Taxes paid related to net share settlement of equity awards	(26,710)	(11,327)
Net cash used in financing activities	(45,866)	(75,410)
Effect of exchange rate changes on cash	596	2,887
Net change in cash and cash equivalents	(1,260)	(3,527)
Cash and cash equivalents—beginning of period	96,316	76,102
Cash and cash equivalents—end of period	$95,056	$72,575
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$4,242	$3,012
Income taxes	$9,668	$5,125

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the operating results to be expected for the full 2021 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Due to the inherent uncertainty involved in making estimates, our actual amounts reported in future periods could differ materially from these estimates.

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price because the principal amount of the Notes is intended to be settled in cash upon conversion. There was no dilutive effect of the Notes for the three and six months ended December 31, 2019 and 2020.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Net income available to common stockholders	$20,986	$20,038	$41,729	$29,382

Weighted average shares outstanding—basic	18,312	17,924	18,285	17,988
Dilutive effect of equity awards	370	272	498	278
Weighted average shares outstanding—diluted	18,682	18,196	18,783	18,266

Basic earnings per share	$1.15	$1.12	$2.28	$1.63
Diluted earnings per share	$1.12	$1.10	$2.22	$1.61
Shares excluded from diluted earnings per share due to their anti-dilutive effect	94	45	85	89

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $72.6 million at December 31, 2020. Of this amount, approximately 72% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Puerto Rico, Malaysia, Canada, Singapore and India and to a lesser extent in Australia and Germany among other countries. We have cash holdings in financial institutions that exceed insured limits for such institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values, as the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of December 31, 2020.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2020				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets :
Insurance company contracts	$—	$37,155	$—	$37,155	$—	$43,445	$—	$43,445
Liabilities:
Contingent consideration	$—	$—	$13,867	$13,867	$—	$—	$19,609	$19,609

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

The net investment hedge has been designated as a hedge instrument and accounted for under ASC 815 “Derivatives and Hedging” (ASC 815). Hedge effectiveness is assessed using the spot method, consistent with guidance in ASC 815 whereby the change in fair value of the forward contract is recorded in the same manner as the related currency translation adjustments, within other comprehensive income, as the hedging instrument is expected to be fully effective unless the amount hedged exceeds the net investment in the foreign operation, or the foreign operation is liquidated. We settled the net investment hedge during the three months ended December 31, 2020, and the amount recorded in other comprehensive income was not significant. There were no net investment hedges outstanding as of December 31, 2020.

The net gains or losses from the foreign currency forward contracts for balance sheet exposures, which are not designated as hedge instruments, are reported in the consolidated income statement. We initiated these forward contracts during the three months ended September 30, 2020 and the amounts reported in the consolidated income statement for the three and six months ended December 31, 2020 were not significant.  The fair value of our forward foreign exchange contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  As of December 31, 2020, we held foreign currency forward contracts with notional amounts totalling $24.5 million. Unrealized gains and losses from the forward currency forward contracts as of December 31, 2020 were not significant. There were no derivative instruments as of June 30, 2020.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. We are required to adopt this new guidance in the first quarter of fiscal 2023. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. Modifications to debt agreements for a change in the reference interest rate will be accounted for by prospectively adjusting the effective interest rate.  The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates; however the adoption of this new guidance for modifications to contracts, if any, is not expected to have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles of ASC 740 and is intended to improve consistency and simplify GAAP by clarifying and amending existing guidance for income taxes and related topics. We are required to adopt this new guidance in the first quarter of fiscal 2022. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

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

Fiscal Year 2021 Business Acquisition

In July 2020, we (through our Healthcare division) acquired a privately-held software development company for $3.0 million, plus up to $12.0 million in potential contingent consideration. The goodwill recognized for this business is deductible for income tax purposes.  This acquisition was financed with available cash on hand.  This business acquisition was not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations and certain other disclosures related to this business have not been presented.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	December 31,
Accounts receivable, net	2020	2020
Accounts receivable	$287,488	$285,783
Less allowance for doubtful accounts	(17,648)	(22,712)
Total	$269,840	$263,071

	June 30,	December 31,
Inventories	2020	2020
Raw materials	$132,797	$135,942
Work-in-process	50,023	60,383
Finished goods	58,406	69,865
Total	$241,226	$266,190

	June 30,	December 31,
Property and equipment, net	2020	2020
Land	$16,516	$16,553
Buildings, civil works and improvements	57,709	58,247
Leasehold improvements	9,052	9,441
Equipment, furniture and fixtures	149,310	155,577
Computer software	18,217	22,013
Computer software implementation in process	11,817	10,710
Construction in process	3,598	4,139
Total	266,219	276,680
Less accumulated depreciation and amortization	(138,283)	(148,805)
Property and equipment, net	$127,936	$127,875

Depreciation and amortization expense for property and equipment was $5.4 million and $5.6 million for the three months ended December 31, 2019 and 2020, respectively, and $10.5 million and $10.8 million for the six months ended December 31, 2019 and 2020, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the six-month period ended December 31, 2020 were as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2020	$203,627	$39,983	$67,017	$310,627
Goodwill acquired or adjusted during the period	1,412	3,244	—	4,656
Foreign currency translation adjustment	483	266	2,255	3,004
Balance as of December 31, 2020	$205,522	$43,493	$69,272	$318,287

Intangible assets consisted of the following (in thousands):

		June 30, 2020			December 31, 2020
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8 years	$41,332	$(16,295)	$25,037	$46,136	$(17,268)	$28,868
Patents	19 years	9,962	(2,584)	7,378	9,986	(2,744)	7,242
Developed technology	10 years	55,719	(19,556)	36,163	60,894	(22,733)	38,161
Customer relationships/backlog	7 years	64,128	(32,110)	32,018	62,401	(33,816)	28,585
Total amortizable assets		171,141	(70,545)	100,596	179,417	(76,561)	102,856
Non-amortizable assets:
IPR&D		533	—	533	533	—	533
Trademarks		27,150	—	27,150	28,687	—	28,687
Total intangible assets		$198,824	$(70,545)	$128,279	$208,637	$(76,561)	$132,076

Amortization expense related to intangible assets was $4.5 million and $5.6 million for the three months ended December 31, 2019 and 2020, respectively. For the six months ended December 31, 2019 and 2020, amortization expense related to intangible assets was $9.4 million and $10.3 million, respectively.

At December 31, 2020, the estimated future amortization expense for intangible assets was as follows (in thousands):

2021 (remaining 6 months)	$9,957
2022	17,338
2023	17,393
2024	16,723
2025	13,997
Thereafter	27,448
Total	$102,856

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended December 31, 2019 and 2020, we capitalized software development costs in the amounts of $1.9 million and $2.4 million, respectively. For the six months ended December 31, 2019 and 2020, we capitalized software development costs in the amounts of $3.2 million and $6.5 million, respectively.

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

Contract assets and liabilities were as follows (in thousands):

	June 30,	December 31,
Contract Assets:	2020	2020	$ Change	% Change
Unbilled revenue	$43,011	$46,481	$3,470	8%

Contract Liabilities:
Advances from customers	$28,155	$73,899	$45,744	162%
Deferred revenue—current	32,863	33,160	297	1%
Deferred revenue—long-term	13,214	13,542	328	2%

Contract assets increased during the six months ended December 31, 2020 primarily due to satisfaction of performance obligations for aviation, cargo and vehicle inspection customers in our Security division which have not yet been billed. The increase in contract liabilities was primarily due to receipt of upfront deposits from customers in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $361.1 million. We expect to recognize revenue on approximately 60% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the six months ended December 31, 2020, we recognized revenue of $39.3 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Operating lease cost	$2,597	$2,370	$5,246	$4,904
Variable lease cost	176	184	314	443
Short-term lease cost	186	180	395	391
	$2,959	$2,734	$5,955	$5,738

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2020	December 31, 2020
Operating lease ROU assets, net	Other assets	$27,936	$23,919

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$8,537	$7,479
Operating lease liabilities, long-term	Other long-term liabilities	19,713	17,176
Total operating lease liabilities		$28,250	$24,655

Weighted average remaining lease term			4.4 years
Weighted average discount rate			4.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended December 31,
	2019	2020
Cash paid for operating lease liabilities	$5,198	$5,234
ROU assets obtained in exchange for new lease obligations	1,479	725

Maturities of operating lease liabilities at December 31, 2020 were as follows (in thousands):

December 31, 2020
Less than one year	$8,348
1 – 2 years	5,841
2 – 3 years	4,448
3 – 4 years	3,598
4 – 5 years	2,201
Thereafter	2,920
27,356
Less: imputed interest	(2,701)
Total lease liabilities	$24,655

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended December 31, 2020, we recognized a net benefit of $0.5 million for reimbursements from our insurance carriers for covered legal charges, partially offset by additional legal fees related to class action litigation and government investigations. This net benefit was partially offset by charges of $0.1 million for employee terminations from operational efficiency activities and $0.2 million for acquisition-related activities.

During the six months ended December 31, 2020, we incurred $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs commenced in the first quarter of the fiscal year and include $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment. We also incurred costs of $1.2 million for employee terminations and facility closure costs for operational efficiency activities and $0.3 million for acquisition-related activities, partially offset by a net benefit of $0.5 million for reimbursements from our insurance carriers for covered legal charges.

During the three and six months ended December 31, 2019, we recognized a net benefit of $1.4 and $3.5 million, respectively, primarily related to reimbursements from our insurance carriers for covered legal charges, partially offset by additional legal fees related to class action litigation and government investigations. These were partially offset by operational efficiency activites during the three and six months ended December 31, 2019, which included employee termination costs of $0.4 million and $0.5 million, respectively.

The following tables summarize impairment, restructuring and other charges (benefit), net for the periods set forth below (in thousands):

	Three Months Ended December 31, 2019
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$406	$—	$30	$—	$436
Legal recoveries, net	—	—	—	(1,365)	(1,365)
Total expensed (benefit), net	$406	$—	$30	$(1,365)	$(929)

	Three Months Ended December 31, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$139	$27	$—	$—	$166
Employee termination costs	147	—	—	—	147
Facility closures/consolidation costs (benefit)	(17)	—	—	—	(17)
Legal recoveries, net	—	—	—	(458)	(458)
Total expensed (benefit), net	$269	$27	$—	$(458)	$(162)

	Six Months Ended December 31, 2019
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$406	$—	$17	$71	$494
Legal recoveries, net	—	—	—	(3,522)	(3,522)
Total expensed (benefit), net	$406	$—	$17	$(3,451)	$(3,028)

	Six Months Ended December 31, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$552	$—	$—	$—	$552
Acquisition-related costs	227	27	—	—	254
Employee termination costs	3,797	—	146	—	3,943
Mexico transaction costs	2,691	—		—	2,691
Facility closures/consolidation costs	1,255	—	—	—	1,255
Legal recoveries, net	—	—	—	(498)	(498)
Total expensed (benefit), net	$8,522	$27	$146	$(498)	$8,197

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheet. The changes in the accrued liability for restructuring and other charges for the six-month period ended December 31, 2020 were as follows (in thousands):

		Facility
	Employee	Closure/
	Termination	Consolidation	Acquisition-	Legal Costs and
	Costs	Cost	Related Costs	Settlements	Total
Balance as of June 30, 2020	$545	$201	$—	$1,882	$2,628
Restructuring and other charges (benefit), net	3,943	1,255	254	(498)	4,954
Payments, adjustments and reimbursements, net	(4,383)	(1,211)	(254)	(6)	(5,854)
Balance as of December 31, 2020	$105	$245	$—	$1,378	$1,728

8. Borrowings

Revolving Credit Facility

We have a revolving credit facility with an aggregate committed amount of up to $535 million which matures in April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of December 31, 2020 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of our credit facility allow for replacement if that occurs. Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.10% as of December 31, 2020 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of December 31, 2020, there was $18.0 million of borrowings outstanding under the revolving credit facility and $71.2 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of December 31, 2020 was $445.8 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each revolving loan is due and payable in full on the maturity date. We have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility and therefore, borrowings under the credit facility are included in current liabilities. As of December 31, 2020, we were in compliance with all covenants under this credit facility.

1.25% Convertible Senior Notes Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. The Notes are governed by an indenture dated February 22, 2017. The maturity for the payment of principal is September 1, 2022. The Notes bear interest at the rate of 1.25% and are payable in cash semiannually in arrears on each March 1 and September 1.

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long -term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three and six months ended December 31, 2020 related to the Notes was $3.3 million and $6.6 million, respectively, which consisted of $0.9 million and $1.8 million of contractual interest expense, $2.1 million and $4.2 million of debt discount amortization and $0.3 million and $0.6 million of amortization of debt issuance costs. For the three and six months ended December 31, 2019, the total interest expense was $3.2 million and $6.4 million, respectively, which consisted of $0.9 million and $1.8 million of contractual interest expense, $2.0 million and $4.0 million of debt discount amortization and $0.3 million and $0.6 million of amortization of debt issuance costs. As of June 30, 2020 and December 31, 2020, the respective unamortized debt discounts were $19.1 million and $14.8 million, which are being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.5%. The unamortized debt issuance cost of $2.5 million and $2.0 million as of June 30, 2020 and December 31, 2020, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of December 31, 2020, $62.0 million was outstanding under these letter-of-credit facilities. As of December 31, 2020, the total amount available under these credit facilities was $12.7 million.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2020	2020
1.25% convertible notes due September 1, 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(19,075)	(14,832)
Unamortized debt issuance costs	(2,547)	(1,959)
	265,878	270,709
Other long-term debt	2,120	1,905
	267,998	272,614
Less current portion of long-term debt	(926)	(947)
Long-term portion of debt	$267,072	$271,667

9. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2020, we maintained the Amended and Restated 2012 Incentive Award Plan (the "2012 Plan ") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the "OSI Plans."

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Cost of goods sold	$156	$194	$328	$373
Selling, general and administrative	5,548	5,384	11,633	11,168
Research and development	140	135	299	280
Stock-based compensation expense	$5,844	$5,713	$12,260	$11,821

As of December 31, 2020, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.6 million for stock options and $24.6 million for RSUs. We expect to recognize these costs over a weighted average period of 2.3 years with respect to the stock options and 1.9 years for grants of RSUs.

The following summarizes stock option activity during the six months ended December 31, 2020:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2020	326,304	$44.41
Granted	22,171	82.17
Exercised	(77,532)	30.70
Expired or forfeited	(2,710)	78.71
Outstanding at December 31, 2020	268,233	51.14	3.1 years	$11,392
Exercisable at December 31, 2020	227,849	44.77	2.0 years	11,039

The following summarizes RSU award activity during the six months ended December 31, 2020:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2020	423,590	$88.68
Granted	337,778	80.32
Vested	(304,420)	85.95
Forfeited	(7,150)	85.08
Nonvested at December 31, 2020	449,798	$84.31

In December 2020, our shareholders authorized an increase of 1.65 million shares for the 2012 Plan resulting in a maximum pool of 7.1 million shares. As of December 31, 2020, there were approximately 2.1 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 81,621 and 136,242 performance-based RSUs during the six months ended December 31, 2019 and 2020, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock based compensation expense will be adjusted accordingly.

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

During the six months ended December 31, 2020, we repurchased 320,136 shares of our common stock, all of which occurred in the first quarter of the fiscal year.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations.  For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $32.8 million as of December 31, 2020.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $1.1 million and $1.2 million,  respectively, during the three and six months ended December 31, 2019 and $0.5 million and $0.6 million, respectively, during the three and six months ended December 31, 2020.

For acquisitions completed after fiscal 2009, pursuant to Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income and the estimated probability of achieving the earn-outs.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2020 to December 31, 2020 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2020	$13,867
Addition of contingent earnout obligations	7,304
Foreign currency translation adjustment	471
Changes in fair value for contingent earnout obligations	(2,033)
Payments on contingent earnout obligations	—
Ending fair value, December 31, 2020	$19,609

Environmental Contingencies

We are subject to various environmental laws. Our practice is to conduct appropriate environmental investigations at our manufacturing facilities in North America, Asia-Pacific and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

We continue to investigate contamination of the soil and groundwater beneath the Hawthorne, California facility that resulted from unspecified on-and off-site releases occurring prior to our occupancy. We believe the releases are of a historical nature and not uncommon to the region in general. We continue to take voluntary actions, in cooperation with the local governing agency, to fully investigate the site and develop appropriate remedial actions.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2020.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2019	2020
Balance at beginning of period	$21,724	$20,825
Additions and adjustments	4,759	3,103
Reductions for warranty repair costs	(4,757)	(4,088)
Balance at end of period	$21,726	$19,840

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

11. Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which we operate and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

During the three months ended December 31, 2019 and 2020, we recognized discrete tax benefits of $0.7 million and discrete tax expenses of $0.3 million, respectively, related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates resulting in an effective tax rate of 25.3% and 28.6%, respectively. Excluding the impact of the discrete tax items noted above, our effective tax rate for the three months ended December 31, 2020 was 27.5% as compared to 27.7% in the same prior-year period.

During the six months ended December 31, 2019 and 2020, we recognized discrete tax benefits of $6.9 million and discrete tax expenses of $0.1 million, respectively, related to equity-based compensation under ASU 2016-09 and changes in prior year estimates resulting in an effective tax rate of 13.5% and 27.7%, respectively. Excluding the impact of the discrete tax items noted above, our effective tax rate for the six months ended December 31, 2020 was 27.5% as compared to 27.8% in the same prior-year period.

12. Segment Information

We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring and diagnostic cardiology systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses, whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Basis of Presentation.

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Revenues (1) —by Segment:
Security division	$202,437	$145,236	$391,401	$280,011
Healthcare division	41,992	54,895	82,200	106,398
Optoelectronics and Manufacturing division, including intersegment revenues	72,806	87,521	146,444	167,435
Intersegment revenues elimination	(11,893)	(11,643)	(23,851)	(22,927)
Total	$305,342	$276,009	$596,194	$530,917

Income (loss) from operations —by Segment:
Security division	$28,562	$19,776	$48,880	$28,682
Healthcare division	1,294	9,323	4,111	18,307
Optoelectronics and Manufacturing division	9,018	10,414	17,787	19,154
Corporate	(6,080)	(7,361)	(13,417)	(16,817)
Intersegment eliminations	125	206	445	(275)
Total	$32,919	$32,358	$57,806	$49,051

	June 30,	December 31,
	2020	2020
Assets (2) —by Segment:
Security division	$758,054	$756,457
Healthcare division	208,857	211,264
Optoelectronics and Manufacturing division	232,408	257,142
Corporate	109,178	114,816
Eliminations (3)	(39,956)	(38,876)
Total	$1,268,541	$1,300,803
(1)For each of the three and six month periods ended December 31, 2019 and December 31, 2020, no customer accounted for greater than 10% of total net revenues.
(2)One customer accounted for 13% of accounts receivable, net as of June 30, 2020. No customer accounted for more than 10% of accounts receivable, net as of December 31, 2020.
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

This management’s discussion and analysis of financial condition as of December 31, 2020 and results of operations for the three and six months ended December 31, 2020 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition.  We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 66% and 53% of our total consolidated revenues for the six months ended December 31, 2019 and 2020, respectively.  We were impacted by the COVID-19 pandemic as discussed in the “Trends and Uncertainties-Coronavirus Pandemic” section below.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and connected care systems and related supplies and accessories globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 14% and 20% of our total consolidated revenues for the six months ended December 31, 2019 and 2020, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 20% and 27% of our total consolidated revenues for the six months ended December 31, 2019 and 2020, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Coronavirus Pandemic. The coronavirus disease 2019 (“COVID-19”) pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns, and market volatility.  The COVID-19 pandemic has caused, and is likely to continue to cause,  significant economic disruptions and has impacted, and is expected to continue to impact, our operations and the operations of our suppliers and customers as a result of quarantines, facility closures and travel and logistics restrictions. Our ability to continue to operate without significant negative impacts will in part depend on our ability to protect our employees and our supply chain and to keep our manufacturing facilities open and operating effectively. We have endeavored to implement government and health authority recommendations to protect our employees worldwide. While we do not expect these pandemic-related impacts to be long-term, there is substantial uncertainty regarding the duration and ultimate impact of the COVID-19 pandemic. Our Healthcare division has experienced increased demand for certain products as a result of COVID-19. In our Security division, toward the end of fiscal 2020 and early in fiscal 2021, receipt of certain orders was delayed, most notably with respect to our aviation and cargo products. Our service revenues were also adversely impacted as a result of the pandemic. During the first half of fiscal 2021, bookings accelerated, but as many of our customers in our Security division are being impacted by the pandemic we have received and could receive further requests to delay deliveries of equipment and modify service arrangements or the scheduling of factory or site acceptance tests, which could impact timing of revenue recognition. In addition, as a result of COVID-19 related government regulations, certain of our global manufacturing facilities have had to limit operations and might have to limit operations in the future. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be materially and adversely impacted. We intend to  continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests and the best interests of our employees, suppliers and customers.

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

Healthcare Considerations. As described above, our Healthcare division has experienced increased demand for its patient monitoring products as a result of the COVID-19 pandemic. Increased healthcare capital purchases made in prior periods may result in fewer capital purchases during the balance of fiscal 2021 and subsequent periods. The pandemic may also impact our ability to manufacture products needed to timely fill orders if we need to close any manufacturing facility due to employee COVID-19 cases or local government regulations.

European Union Threat Detection Standards.  The EU has implemented regulations for all airports within the EU that use explosive detection systems to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3. The deadline for compliance with this mandate was initially set for September 2020. Given the uncertainty surrounding the COVID-19 situation, the EU revised the  regulations, and the date whereby airports using explosive detection systems for hold baggage screening must meet Standard 3 has been changed to September 2021. There is an ongoing discussion around whether this deadline should be further moved and whether a second deadline for previous generation explosive detection systems installed between 2011 and 2014 that need to be replaced with Standard 3 should be moved from 2022 to 2024. Our Security division’s real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Government Policies.  Our results of operations and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies.  Further, our results of operations and cash flows may be impacted by U.S. and foreign government policies to manage the COVID-19 pandemic, such as travel restrictions or site closures.

Results of Operations for the Three Months Ended December 31, 2019 (Q2 2020) Compared to the Three Months Ended December 31, 2020 (Q2 2021) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q2	% of	Q2	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Security	$202.4	66%	$145.2	53%	$(57.2)	(28)%
Healthcare	42.0	14	54.9	20	12.9	31
Optoelectronics and Manufacturing	60.9	20	75.9	27	15.0	25
Total net revenues	$305.3	100%	$276.0	100%	$(29.3)	(10)%

Revenues for the Security division during the three months ended December 31, 2020 continued to be impacted by the COVID-19 pandemic primarily in our aviation and cargo businesses, as we experienced delays in the timing of delivery and installation of equipment and related services, as well as the timing of receipt of new orders.  We also experienced a decrease in revenues associated with the expiration of a contract in Mexico in June 2020.

Revenues for the Healthcare division during the three months ended December 31, 2020 increased year-over-year due to higher sales of patient monitoring systems as well as higher sales of related supplies and accessories.

Revenues for the Optoelectronics and Manufacturing division during the three months ended December 31, 2020 increased  year-over-year as a result of higher revenue from our contract manufacturing business and the inclusion of revenues from a small business acquired in February 2020.

Gross Profit

	Q2	% of	Q2	% of
	2020	Net Revenues	2021	Net Revenues
Gross profit	$110.8	36.3%	$102.1	37.0%

Gross profit as a percentage of net revenues during the three months ended December 31, 2020 increased due to (i) an improved gross margin in our Healthcare division (which has the highest gross margin among our divisions) as a result of economies of scale associated with increased sales, combined with operating efficiencies, (ii) increase in Healthcare revenue as a percentage of total net revenues, and (iii) an increase in service gross margin in our Security division.

Operating Expenses

	Q2	% of	Q2	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Selling, general and administrative	$63.9	20.9%	$56.1	20.3%	$(7.8)	(12.2)%
Research and development	14.9	4.9	13.8	5.0	(1.1)	(7.4)
Impairment, restructuring and other charges (benefit), net	(0.9)	(0.3)	(0.2)	—	0.7	(82.6)
Total operating expenses	$77.9	25.5%	$69.7	25.3%	$(8.2)	(10.4)%

Selling, general and administrative. Selling, general and administrative (SG&A) expenses consist primarily of compensation paid to sales, marketing and administrative personnel, professional service fees, sales commissions and marketing expenses. SG&A expense for the three months ended December 31, 2020 was lower than the comparable prior-year period primarily due to lower travel expenses resulting from the COVID-19 pandemic, reduced compensation expense resulting from implementation of cost containment measures and lower third-party sales commissions, partially offset by an increase in bad debt expense.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The decrease in R&D expenses during the three months ended December 31, 2020 from the same prior-year period reflected lower employee compensation expenses.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. During the three months ended December 31, 2020, we recognized a net benefit of $0.5 million for reimbursements from our insurance carriers for covered legal charges, partially offset by additional legal fees related to class action litigation and government investigations.  This was partially offset by charges of $0.1 million for employee terminations from operational efficiency activities and $0.2 million for acquisition-related activities.  During the three months ended December 31, 2019, we recognized a net benefit of $1.4 million primarily related to reimbursements from our insurance carriers for covered legal charges, partially offset by additional legal fees related to class action litigation and government investigations. This benefit was also partially offset by employee termination costs of $0.5 million for operational efficiency activities during the three months ended December 31, 2019.

Interest and other expense, net. For the three months ended December 31, 2020, interest and other expense, net was $4.2 million as compared to $4.8 million in the comparable prior-year period. This decrease was driven primarily by lower average levels of borrowing under our revolving credit facility as well as lower average interest rates during the three months ended December 31, 2020 compared to the same period in the prior year. Interest expense included $2.3 million of non-cash interest expense primarily related to the Notes during the three months ended December 31, 2020 as compared to $2.2 million in the comparable prior-year period (see Note 8 to the condensed consolidated financial statements for further discussion).

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended December 31, 2020, we recognized a provision for income taxes of $8.1 million compared to $7.1 million for the comparable prior-year period. The effective tax rates for the three months ended December 31, 2019 and 2020 were 25.3% and 28.8%, respectively. During the three months ended December 31, 2019, we recognized a discrete tax benefit of $0.7 million primarily for equity-based compensation under ASU 2016-09.  During the three months ended December 31, 2020, we recognized a net discrete tax expense of $0.3 million primarily for return-to-provision adjustments which were partially offset by equity-based compensation under ASU 2016-09. Excluding the impact of these discrete tax items, our effective tax rates for the three months ended December 31, 2019 and 2020 were 27.7% and 27.5%, respectively.

Results of Operations for the Six Months Ended December 31, 2019 (YTD Q2 2020) Compared to the Six Months Ended December 31, 2020 (YTD Q2 2021) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2	% of	YTD Q2	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Security	$391.4	65%	$280.0	53%	$(111.4)	(29)%
Healthcare	82.2	14	106.4	20	24.2	29
Optoelectronics and Manufacturing	122.6	21	144.5	27	21.9	18
Total net revenues	$596.2	100%	$530.9	100%	$(65.3)	(11)%

Revenues for the Security division during the six months ended December 31, 2020 decreased on a year-over-year basis due to the continued impact of the COVID-19 pandemic primarily in our aviation and cargo businesses, as we experienced delays in the timing of delivery and installation of equipment and related services, as well as the timing of receipt of new orders.  We also experienced a decrease in revenues associated with the expiration of a contract in Mexico in June 2020.

Revenues for the Healthcare division during the six months ended December 31, 2020 increased year-over-year due to higher sales of patient monitoring systems and related supplies and accessories.

Revenues for the Optoelectronics and Manufacturing division during the six months ended December 31, 2020 increased year-over year  as a result of higher revenue from our contract manufacturing business and the inclusion of revenues from a small business acquired in February 2020.

Gross Profit

	YTD Q2	% of	YTD Q2	% of
	2020	Net Revenues	2021	Net Revenues
Gross profit	$210.0	35.2%	$197.8	37.3%

Gross profit as a percentage of net revenues during the six months ended December 31, 2020 increased on a year-over-year basis due to (i) an improved gross margin in our Healthcare division (which has the highest gross margin among our divisions) as a result of the benefit of economies of scale associated with increased sales, combined with operating efficiencies, (ii) increase in Healthcare revenue as a percentage of total net revenues, and (iii) an increase in service gross margin in our Security division. These improvements in gross margin were partially offset by a decrease in the gross margin within the Optoelectronics and Manufacturing division due to a less favorable sales mix.

Operating Expenses

	YTD Q2	% of	YTD Q2	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Selling, general and administrative	$126.1	21.1%	$114.7	21.6%	$(11.4)	(9.0)%
Research and development	29.1	4.9	25.9	4.9	(3.2)	(11.2)
Impairment, restructuring and other charges (benefit), net	(3.0)	(0.5)	8.2	1.5	11.2	370.7
Total operating expenses	$152.2	25.5%	$148.8	28.0%	$(3.4)	(2.2)%

Selling, general and administrative. SG&A expense for the six months ended December 31, 2020 was lower than the prior comparable period due to lower travel expenses due to the COVID-19 pandemic, lower third-party sales commissions and reduced compensation expense resulting from implementation of cost containment measures, partially offset by an increase in bad debt expense.

Research and development. The decrease in R&D expense during the six months ended December 31, 2020 from the same prior-year period reflected lower employee compensation expenses and reduced general spending in other areas.

Impairment, restructuring and other charges (benefit). During the six months ended December 31, 2020, we incurred $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs commenced in the first quarter of the fiscal year and include $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment.  We also incurred costs of $1.2 million for employee terminations and facility closure costs for operational efficiency activities and $0.3 million for acquisition-related activities, partially offset by a net benefit of $0.5 million for reimbursements from our insurance carriers for covered legal charges.

During the six months ended December 31, 2019, we recognized a net benefit of $3.5 million primarily related to reimbursements from our insurance carriers for covered legal charges, partially offset by additional legal fees related to class action litigation and government investigations. This benefit was partially offset by employee termination costs of $0.5 million for operational efficiency activities.

Other Income and Expenses

Interest and other expense, net. For the six months ended December 31, 2020, interest and other expense, net was $8.4 million as compared to $9.6 million in the comparable prior-year period. This decrease was driven primarily by lower average levels of borrowing under our revolving credit facility as well as lower average interest rates during the six months ended December 31, 2020 compared to the same period in the prior year. Interest expense included $4.4 million and $4.5 million of non-cash interest expense during the six months ended December 31, 2019 and 2020, respectively, primarily related to the Notes (see Note 8 to the condensed consolidated financial statements for further discussion).

Income taxes. For the six months ended December 31, 2019 and 2020, we recognized a provision for income taxes of $6.5 million and $11.2 million, respectively. The effective tax rate for the six months ended December 31, 2019 and 2020 was 13.5% and 27.7%, respectively. During the six months ended December 31, 2019, we recognized a discrete tax benefit of $6.9 million primarily for equity-based compensation under ASU 2016-09. During the six months ended December 31, 2020, we recognized a net discrete tax provision of $0.1 million primarily for return-to-provision adjustments which were partially offset by equity-based compensation under ASU 2016-09. Excluding the impact of these discrete tax items, our effective tax rate for the six months ended December 31, 2019 and 2020 was 27.8% and 27.5%, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $72.6 million at December 31, 2020, a decrease of $3.5 million, or 4.6%, from $76.1 million at June 30, 2020. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, will be sufficient to satisfy our obligations in the U.S., including our outstanding lines of credit.

We have a five-year revolving credit facility that allows us to borrow up to $535 million. As of December 31, 2020, there was $18.0 million outstanding under the revolving credit facility and letters of credit outstanding totaled $71.2 million.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2020, we generated cash from operations of $89.5 million compared to $59.6 million in the same prior-year period. This increase was driven by favorable changes in net working capital, partially offset by cash payments associated with the exit of a contract in Mexico.

Cash Used in Investing Activities. Net cash used in investing activities was $20.5 million for the six months ended December 31, 2020 as compared to $15.6 million in the same prior-year period. During the six months ended December 31 2020, we used cash of $3.0 million for the acquisition of a business. Capital expenditures in the six month period ended December 31, 2020 were $8.5 million compared to $11.6 million in the same prior-year period. Expenditures for intangible and other assets in the six month period ended December 31, 2020 were $7.0 million compared to $3.9 million in the same prior-year period.  Purchases of marketable securities in the six month period ended December 31, 2020 were $2.6 million while there were none in the same prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $75.4 million during the six months ended December 31, 2020, compared to $45.9 million during the same prior-year period. The changes in cash used in financing activities primarily relate to (i) net repayments of borrowings on bank lines of credit totaling $41.0 million in the six month period ended December 31, 2020 compared to net borrowings of $3.0 million in the same prior-year period and (ii) $36.1 million used for share repurchases and taxes paid related to the net share settlement of equity awards in the six month period ended December 31, 2020 compared to $53.7 million for the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $72.6 million at December 31, 2020. Of this amount, approximately 72% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Puerto Rico, Malaysia, Canada, Singapore and India and to a lesser extent in Australia and Germany among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares during the quarter ended December 31, 2020.

Contractual Obligations

During the six months ended December 31, 2020, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes in our exposure to market risk during the six months ended December 31, 2020 from that described in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended December 31, 2020 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 21, 2020, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. Further, COVID-19 and its impact on the global health and economic environment, as well as reactions to resurgences of COVID-19 or other future pandemics, could also amplify the other risk factors described in our Annual Report on Form 10-K and thus materially affect our business, financial condition and results of operations.

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

(1) Previously filed with our Proxy Statement on Schedule 14A on October 21, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 29th day of January 2021.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)