Form 10-Q
period 2021-03-31
OSI SYSTEMS INC
filed 2021-04-30
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 22, 2021, there were 17,980,207 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	March 31,
	2020	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,102	$92,465
Accounts receivable, net	269,840	258,594
Inventories	241,226	283,523
Prepaid expenses and other current assets	30,541	26,828
Total current assets	617,709	661,410
Property and equipment, net	127,936	125,477
Goodwill	310,627	319,211
Intangible assets, net	128,279	130,058
Other assets	83,990	89,804
Total assets	$1,268,541	$1,325,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$59,000	$—
Current portion of long-term debt	926	925
Accounts payable	84,940	122,719
Accrued payroll and related expenses	46,127	40,860
Advances from customers	28,155	48,132
Other accrued expenses and current liabilities	110,953	113,433
Total current liabilities	330,101	326,069
Long-term debt	267,072	273,997
Deferred income taxes	5,846	1,507
Other long-term liabilities	93,370	108,494
Total liabilities	696,389	710,067
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,011,982 shares at June 30, 2020 and 17,980,207 shares at March 31, 2021	122,553	110,744
Retained earnings	474,793	522,948
Accumulated other comprehensive loss	(25,194)	(17,799)
Total stockholders’ equity	572,152	615,893
Total liabilities and stockholders’ equity	$1,268,541	$1,325,960

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Net revenues:
Products	$213,257	$217,124	$646,790	$608,238
Services	79,626	66,663	242,287	206,466
Total net revenues	292,883	283,787	889,077	814,704
Cost of goods sold:
Products	141,069	144,958	436,120	409,692
Services	42,707	34,810	133,866	103,161
Total cost of goods sold	183,776	179,768	569,986	512,853
Gross profit	109,107	104,019	319,091	301,851
Operating expenses:
Selling, general and administrative	65,576	57,906	191,655	172,624
Research and development	15,358	13,932	44,485	39,798
Impairment, restructuring and other charges (benefit), net	4,548	(285)	1,520	7,912
Total operating expenses	85,482	71,553	237,660	220,334
Income from operations	23,625	32,466	81,431	81,517
Interest and other expense, net	(4,706)	(4,167)	(14,286)	(12,589)
Income before income taxes	18,919	28,299	67,145	68,928
(Provision) benefit for income taxes	639	(9,526)	(5,858)	(20,773)
Net income	$19,558	$18,773	$61,287	$48,155
Earnings per share:
Basic	$1.08	$1.04	$3.36	$2.68
Diluted	$1.06	$1.03	$3.28	$2.63
Shares used in per share calculation:
Basic	18,182	17,969	18,251	17,981
Diluted	18,513	18,298	18,693	18,278

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Net income	$19,558	$18,773	$61,287	$48,155
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,314)	(503)	(8,726)	7,219
Other	10	59	29	176
Other comprehensive income (loss)	(8,304)	(444)	(8,697)	7,395
Comprehensive income	$11,254	$18,329	$52,590	$55,550

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2019	18,267,574	$133,566	$441,270	$(17,120)	$557,716
Exercise of stock options	1,041	80	—	—	80
Vesting of RSUs	1,671	—	—	—	—
Shares issued under employee stock purchase program	36,758	2,221	—	—	2,221
Stock-based compensation expense	—	5,837	—	—	5,837
Repurchase of common stock	(295,833)	(24,781)	—	—	(24,781)
Taxes paid related to net share settlement of equity awards	(586)	(51)	—	—	(51)
Net income	—	—	19,558	—	19,558
Other comprehensive loss	—	—	—	(8,304)	(8,304)
Balance—March 31, 2020	18,010,625	$116,872	$460,828	$(25,424)	$552,276

	Three Months Ended March 31, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2020	17,933,256	$100,816	$504,175	$(17,355)	$587,636
Exercise of stock options	9,703	624	—	—	624
Vesting of RSUs	6,519	—	—	—	—
Shares issued under employee stock purchase program	35,539	2,193	—	—	2,193
Stock-based compensation expense	—	7,565	—	—	7,565
Repurchase of common stock	(2,452)	(235)	—	—	(235)
Taxes paid related to net share settlement of equity awards	(2,358)	(219)	—	—	(219)
Net income	—	—	18,773	—	18,773
Other comprehensive loss	—	—	—	(444)	(444)
Balance—March 31, 2021	17,980,207	$110,744	$522,948	$(17,799)	$615,893

	Nine Months Ended March 31, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727
Exercise of stock options	201,003	4,112	—	—	4,112
Vesting of RSUs	388,756	—	—	—	—
Shares issued under employee stock purchase program	71,595	4,286	—	—	4,286
Stock-based compensation expense	—	18,097	—	—	18,097
Repurchase of common stock	(562,707)	(51,775)	—	—	(51,775)
Taxes paid related to net share settlement of equity awards	(255,042)	(26,761)	—	—	(26,761)
Net income	—	—	61,287	—	61,287
Other comprehensive loss	—	—	—	(8,697)	(8,697)
Balance—March 31, 2020	18,010,625	$116,872	$460,828	$(25,424)	$552,276

	Nine Months Ended March 31, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2020	18,011,982	$122,553	$474,793	$(25,194)	$572,152
Exercise of stock options	87,235	1,187	—	—	1,187
Vesting of RSUs	310,939	—	—	—	—
Shares issued under employee stock purchase program	68,180	4,215	—	—	4,215
Stock-based compensation expense	—	19,386	—	—	19,386
Repurchase of common stock	(322,588)	(25,051)	—	—	(25,051)
Taxes paid related to net share settlement of equity awards	(175,541)	(11,546)	—	—	(11,546)
Net income	—	—	48,155	—	48,155
Other comprehensive income	—	—	—	7,395	7,395
Balance—March 31, 2021	17,980,207	$110,744	$522,948	$(17,799)	$615,893

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,287	$48,155
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	37,807	31,433
Stock-based compensation expense	18,097	19,386
Provision for losses on accounts receivable	2,641	6,176
Deferred income taxes	(50)	(1,364)
Amortization of debt discount and issuance costs	6,984	7,277
Impairment charges	3,258	552
Other	137	(217)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(23,945)	6,714
Inventories	28,871	(43,162)
Prepaid expenses and other assets	(18,127)	(4,263)
Accounts payable	10,243	37,113
Accrued payroll and related expenses	(5,655)	363
Advances from customers	(9,846)	19,468
Other	(6,149)	3,422
Net cash provided by operating activities	105,553	131,053
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(16,062)	(11,155)
Purchases of certificates of deposit	—	(4,820)
Proceeds from maturities of certificates of deposit	—	2,690
Acquisition of business, net of cash acquired	(3,521)	(3,000)
Payments for intangible and other assets	(8,764)	(9,878)
Net cash used in investing activities	(28,347)	(26,163)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	7,000	(59,000)
Proceeds from long-term debt	592	413
Payments on long-term debt	(723)	(778)
Proceeds from exercise of stock options and employee stock purchase plan	8,398	5,402
Payments of contingent consideration	(5,265)	(854)
Repurchases of common stock	(51,775)	(25,051)
Taxes paid related to net share settlement of equity awards	(26,761)	(11,546)
Net cash used in financing activities	(68,534)	(91,414)
Effect of exchange rate changes on cash	(3,962)	2,887
Net change in cash and cash equivalents	4,710	16,363
Cash and cash equivalents—beginning of period	96,316	76,102
Cash and cash equivalents—end of period	$101,026	$92,465
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$6,773	$5,721
Income taxes	$16,141	$8,074

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full 2021 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $107.46 because the principal amount of the Notes is intended to be settled in cash upon conversion. There was no dilutive effect of the Notes for the three and nine months ended March 31, 2020 and 2021.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Net income available to common stockholders	$19,558	$18,773	$61,287	$48,155

Weighted average shares outstanding—basic	18,182	17,969	18,251	17,981
Dilutive effect of equity awards	331	329	442	297
Weighted average shares outstanding—diluted	18,513	18,298	18,693	18,278

Basic earnings per share	$1.08	$1.04	$3.36	$2.68
Diluted earnings per share	$1.06	$1.03	$3.28	$2.63
Shares excluded from diluted earnings per share due to their anti-dilutive effect	145	51	100	64

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $92.5 million at March 31, 2021. Of this amount, approximately 58% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Malaysia, Canada, Singapore and India and to a lesser extent in Puerto Rico and Albania among other countries. We have cash holdings in financial institutions that exceed insured limits for such institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values, as the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of March 31, 2021.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2020				March 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets :
Insurance company contracts	$—	$37,155	$—	$37,155	$—	$45,015	$—	$45,015
Liabilities:
Contingent consideration	$—	$—	$13,867	$13,867	$—	$—	$19,337	$19,337

Derivative Instruments and Hedging Activity

Our use of derivatives consists of foreign currency forward contracts. These forward contracts are utilized to partially mitigate certain balance sheet exposures or used as a net investment hedge to protect against potential changes resulting from short-term foreign currency fluctuations. These contracts have original maturities of up to three months.  We do not use hedging instruments for speculative purposes.

The net investment hedge has been designated as a hedge instrument and accounted for under Accounting Standards Codification ("ASC”) 815 “Derivatives and Hedging”. Hedge effectiveness is assessed using the spot method, consistent with guidance in ASC 815 whereby the change in fair value of the forward contract is recorded in the same manner as the related currency translation adjustments, within other comprehensive income, as the hedging instrument is expected to be fully effective unless the amount hedged exceeds the net investment in the foreign operation, or the foreign operation is liquidated. We settled the net investment hedge in the second quarter of fiscal 2021, and the amount recorded in other comprehensive loss was not significant. There were no net investment hedges outstanding as of March 31, 2021.

The net gains or losses from the foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated income statement. We initiated these forward contracts in the first quarter of fiscal 2021 and the amounts reported in the consolidated income statement for the three and nine months ended March 31, 2021 were not significant.  The fair value of our forward foreign exchange contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  As of March 31, 2021, we held foreign currency forward contracts with notional amounts totaling $23.5 million. Unrealized gains and losses from the forward currency forward contracts as of March 31, 2021 were not significant. There were no derivative instruments as of June 30, 2020.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update (“ASU”) 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other post-retirement plans. We adopted this new guidance in the first quarter of fiscal 2021, and it did not have a significant impact on our disclosures in the consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. Modifications to debt agreements for a change in the reference interest rate will be accounted for by prospectively adjusting the effective interest rate.  The new standard was effective upon issuance and did not have a significant impact on our consolidated financial statements. ASU 2020-04 generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates; however the adoption of this new guidance for future modifications to contracts, if any, is not expected to have a significant impact on our consolidated financial statements.

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

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	March 31,
Accounts receivable, net	2020	2021
Accounts receivable	$287,488	$281,970
Less allowance for doubtful accounts	(17,648)	(23,376)
Total	$269,840	$258,594

	June 30,	March 31,
Inventories	2020	2021
Raw materials	$132,797	$144,043
Work-in-process	50,023	68,853
Finished goods	58,406	70,627
Total	$241,226	$283,523

	June 30,	March 31,
Property and equipment, net	2020	2021
Land	$16,516	$16,345
Buildings, civil works and improvements	57,709	57,645
Leasehold improvements	9,052	8,654
Equipment, furniture and fixtures	149,310	156,006
Computer software	18,217	23,052
Computer software implementation in process	11,817	10,615
Construction in process	3,598	4,459
Total	266,219	276,776
Less accumulated depreciation and amortization	(138,283)	(151,299)
Property and equipment, net	$127,936	$125,477

Depreciation and amortization expense for property and equipment was $5.4 million and $5.5 million for the three months ended March 31, 2020 and 2021, respectively, and $15.9 million and $16.3 million for the nine months ended March 31, 2020 and 2021, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the nine-month period ended March 31, 2021 were as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2020	$203,627	$39,983	$67,017	$310,627
Goodwill acquired or adjusted during the period	1,905	3,244	—	5,149
Foreign currency translation adjustment	264	333	2,838	3,435
Balance as of March 31, 2021	$205,796	$43,560	$69,855	$319,211

Intangible assets consisted of the following (in thousands):

		June 30, 2020			March 31, 2021
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8 years	$41,332	$(16,295)	$25,037	$45,421	$(14,817)	$30,604
Patents	19 years	9,962	(2,584)	7,378	9,890	(2,790)	7,100
Developed technology	10 years	55,719	(19,556)	36,163	60,923	(24,352)	36,571
Customer relationships/backlog	7 years	64,128	(32,110)	32,018	62,577	(35,929)	26,648
Total amortizable assets		171,141	(70,545)	100,596	178,811	(77,888)	100,923
Non-amortizable assets:
In-process research and development		533	—	533	533	—	533
Trademarks		27,150	—	27,150	28,602	—	28,602
Total intangible assets		$198,824	$(70,545)	$128,279	$207,946	$(77,888)	$130,058

Amortization expense related to intangible assets was $4.9 million and $4.8 million for the three months ended March 31, 2020 and 2021, respectively. For the nine months ended March 31, 2020 and 2021, amortization expense related to intangible assets was $14.3 million and $15.1 million, respectively.

At March 31, 2021, the estimated future amortization expense for intangible assets was as follows (in thousands):

2021 (remaining 3 months)	$4,660
2022	17,152
2023	17,377
2024	16,705
2025	13,986
Thereafter	31,043
Total	$100,923

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended March 31, 2020 and 2021, we capitalized software development costs in the amounts of $4.5 million and $2.6 million, respectively. For the nine months ended March 31, 2020 and 2021, we capitalized software development costs in the amounts of $7.7 million and $9.1 million, respectively.

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

Contract assets and liabilities were as follows (in thousands):

	June 30,	March 31,
Contract Assets:	2020	2021	$ Change	% Change
Unbilled revenue	$43,011	$46,866	$3,855	9%

Contract Liabilities:
Advances from customers	$28,155	$48,132	$19,977	71%
Deferred revenue—current	32,863	37,075	4,212	13%
Deferred revenue—long-term	13,214	13,470	256	2%

Contract assets increased during the nine months ended March 31, 2021 primarily due to satisfaction of performance obligations for aviation, cargo and vehicle inspection customers in our Security division which have not yet been billed. The increase in contract liabilities was primarily due to receipt of upfront deposits from customers in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $322.8 million. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the nine months ended March 31, 2021, we recognized revenue of $45.0 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Operating lease cost	$2,525	$2,216	$7,771	$7,120
Variable lease cost	237	280	551	723
Short-term lease cost	350	258	745	649
	$3,112	$2,754	$9,067	$8,492

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2020	March 31, 2021
Operating lease ROU assets, net	Other assets	$27,936	$23,856

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$8,537	$7,646
Operating lease liabilities, long-term	Other long-term liabilities	19,713	16,742
Total operating lease liabilities		$28,250	$24,388

Weighted average remaining lease term			4.2 years
Weighted average discount rate			4.2%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended March 31,
	2020	2021
Cash paid for operating lease liabilities	$7,664	$7,773
ROU assets obtained in exchange for new lease obligations	3,718	1,810

Maturities of operating lease liabilities at March 31, 2021 were as follows (in thousands):

March 31, 2021
Less than one year	$8,475
1 – 2 years	5,929
2 – 3 years	4,866
3 – 4 years	3,215
4 – 5 years	2,060
Thereafter	2,421
26,966
Less: imputed interest	(2,578)
Total lease liabilities	$24,388

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended March 31, 2021, we recognized a total net benefit of ($0.3) million which included a net benefit of ($0.7) million for reimbursements from our insurance carriers for covered legal charges. We also incurred charges of $0.2 million for employee terminations and $0.2 million for facility closure and operational efficiency activities.

During the nine months ended March 31, 2021, we incurred a total net expense of $7.9 million which included $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs include $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment for a leased facility. We also incurred costs of $1.6 million for other employee terminations and facility closure costs for operational efficiency activities and $0.3 million for acquisition-related activities.  We also recognized a net benefit of ($1.2) million for reimbursements from our insurance carriers for covered legal charges.

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

The following tables summarize impairment, restructuring and other charges (benefit), net for the periods set forth below (in thousands):

	Three Months Ended March 31, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$—	$3,258	$—	$—	$3,258
Acquisition-related costs	107	—	41	155	303
Employee termination costs	328	466	259	50	1,103
Facility closures/consolidation	30	—	—	—	30
Legal costs (recoveries), net	—	—	—	(146)	(146)
Total expensed	$465	$3,724	$300	$59	$4,548

	Three Months Ended March 31, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$22	$—	$—	$—	$22
Employee termination costs	213	—	—	—	213
Facility closures/consolidation costs (benefit)	166	—	—	—	166
Legal costs (recoveries), net	—	—	—	(686)	(686)
Total expensed (benefit), net	$401	$—	$—	$(686)	$(285)

	Nine Months Ended March 31, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$—	$3,258	$—	$—	$3,258
Acquisition-related costs	107	—	41	155	303
Employee termination costs	734	466	277	119	1,596
Facility closures/consolidation	30	—	—	—	30
Legal costs (recoveries), net	—	—	—	(3,667)	(3,667)
Total expensed	$871	$3,724	$318	$(3,393)	$1,520

	Nine Months Ended March 31, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$552	$—	$—	$—	$552
Acquisition-related costs	250	27	—	—	277
Employee termination costs	4,010	—	146	—	4,156
Mexico transaction costs	2,691	—	—	—	2,691
Facility closures/consolidation costs	1,420	—	—	—	1,420
Legal costs (recoveries), net	—	—	—	(1,184)	(1,184)
Total expensed (benefit), net	$8,923	$27	$146	$(1,184)	$7,912

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheet. The changes in the accrued liability for restructuring and other charges for the nine-month period ended March 31, 2021 were as follows (in thousands):

		Facility
	Employee	Closure/
	Termination	Consolidation	Acquisition-	Legal Costs and
	Costs	Cost	Related Costs	Settlements	Total
Balance as of June 30, 2020	$545	$201	$—	$1,882	$2,628
Restructuring and other charges (benefit), net	4,156	1,420	277	(1,184)	4,669
Payments, adjustments and reimbursements, net	(4,570)	(1,501)	(277)	748	(5,600)
Balance as of March 31, 2021	$131	$120	$—	$1,446	$1,697

8. Borrowings

Revolving Credit Facility

We have a revolving credit facility with an aggregate committed amount of up to $535 million which matures in April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of March 31, 2021 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of our credit facility allow for replacement if that occurs. Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.10% as of March 31, 2021 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of March 31, 2021, there were no borrowings outstanding under the revolving credit facility and $66.7 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of March 31, 2021 was $468.3 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each revolving loan is due and payable in full on the maturity date. We have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility and therefore, borrowings under the credit facility are included in current liabilities. As of March 31, 2021, we were in compliance with all covenants under this credit facility.

1.25% Convertible Senior Notes (“Notes”) Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. The Notes are governed by an indenture dated February 22, 2017. The maturity for the payment of principal is September 1, 2022. The Notes bear interest at the rate of 1.25% and are payable in cash semiannually in arrears on each March 1 and September 1.

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long-term debt in the consolidated balance sheet. The debt discount is amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.5%. The debt issuance cost is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes. Total interest expense recognized for the three and nine months ended March 31, 2021 related to the Notes was $3.3 million and $10.0 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense, $2.2 million and $6.4 million of debt discount amortization and $0.3 million and $0.9 million of amortization of debt issuance costs. For the three and nine months ended March 31, 2020, total interest expense was $3.3 million and $9.7 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense, $2.1 million and $6.1 million of debt discount amortization and $0.3 million and $0.9 million of amortization of debt issuance costs.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of March 31, 2021, $63.0 million was outstanding under these letter-of-credit facilities. As of March 31, 2021, the total amount available under these credit facilities was $12.9 million.

Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2020	2021
1.25% convertible notes due September 1, 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(19,075)	(12,680)
Unamortized debt issuance costs	(2,547)	(1,665)
	265,878	273,155
Other long-term debt	2,120	1,767
	267,998	274,922
Less current portion of long-term debt	(926)	(925)
Long-term portion of debt	$267,072	$273,997

9. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2021, we maintained the Amended and Restated 2012 Incentive Award Plan (the "2012 Plan ") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the "OSI Plans."

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Cost of goods sold	$189	$199	$517	$571
Selling, general and administrative	5,520	7,223	17,153	18,391
Research and development	128	143	427	424
Stock-based compensation expense	$5,837	$7,565	$18,097	$19,386

As of March 31, 2021, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.5 million for stock options and $20.7 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.1 years with respect to the stock options and 1.9 years for grants of RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2021:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2020	326,304	$44.41
Granted	22,171	82.17
Exercised	(87,235)	34.44
Expired or forfeited	(2,710)	78.71
Outstanding at March 31, 2021	258,530	50.65	2.8 years	$11,818
Exercisable at March 31, 2021	222,512	45.03	1.8 years	11,387

The following summarizes RSU award activity during the nine months ended March 31, 2021:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2020	423,590	$88.68
Granted	337,778	80.32
Vested	(310,939)	86.20
Forfeited	(8,244)	84.47
Nonvested at March 31, 2021	442,185	$84.12

In December 2020, our shareholders authorized an increase of 1.65 million shares for the 2012 Plan resulting in a maximum pool of 7.1 million shares. As of March 31, 2021, there were approximately 2.1 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 81,621 and 136,242 performance-based RSUs during the nine months ended March 31, 2020 and 2021, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 400% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock based compensation expense will be adjusted accordingly.

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

During the nine months ended March 31, 2021, we repurchased 322,588 shares of our common stock.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations.  For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $30.2 million as of March 31, 2021.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $0.2 million and $1.5 million, respectively, during the three and nine months ended March 31, 2020 and $0.2 million and $0.9 million, respectively, during the three and nine months ended March 31, 2021.

For acquisitions completed after fiscal 2009, pursuant to Financial Accounting Standard 141R, which was codified into ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earnout obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income and the estimated probability of achieving the earnouts.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2020 to March 31, 2021 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2020	$13,867
Addition of contingent earnout obligations	7,304
Foreign currency translation adjustment	523
Changes in fair value for contingent earnout obligations	(2,357)
Payments on contingent earnout obligations	—
Ending fair value, March 31, 2021	$19,337

Environmental Contingencies

We are subject to various environmental laws. Our practice is to conduct environmental investigations at our manufacturing facilities in North America, Asia-Pacific and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2021.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2020	2021
Balance at beginning of period	$21,724	$20,825
Additions and adjustments	6,105	3,759
Reductions for warranty repair costs	(6,557)	(4,975)
Balance at end of period	$21,272	$19,609

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

The effective tax rates for the three months ended March 31, 2021 and 2020 were 33.7% and (3.4)%, respectively. During the three months ended March 31, 2021, we recognized a net discrete tax expense of $2.2 million for return-to-provision true-up adjustments of $2.4 million, offset by a discrete tax benefit of ($0.2) million for equity-based compensation under ASU 2016-09. During the three months ended March 31, 2020, we recognized a discrete tax benefit of $5.1 million for a return to provision true-up adjustment.

The effective tax rate for the nine months ended March 31, 2021 and 2020 was 30.1% and 8.7%, respectively. During the nine months ended March 31, 2021, we recognized a net discrete tax expense of $2.3 million for return-to-provision true-up adjustments of $2.8 million, offset by a ($0.5) million tax benefit from equity-based compensation under ASU 2016-09. During the nine months ended March 31, 2020, we recognized a discrete tax benefit of $12.0 million for equity-based compensation under ASU 2016-09 of $6.8 million and a return to provision true-up adjustment of $5.2 million.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Revenues (1) —by Segment:
Security division	$187,076	$151,409	$578,477	$431,420
Healthcare division	45,662	54,023	127,862	160,421
Optoelectronics and Manufacturing division, including intersegment revenues	70,240	90,278	216,684	257,713
Intersegment revenues elimination	(10,095)	(11,923)	(33,946)	(34,850)
Total	$292,883	$283,787	$889,077	$814,704

Income (loss) from operations —by Segment:
Security division	$24,525	$23,969	$73,405	$52,651
Healthcare division	1,682	7,333	5,793	25,640
Optoelectronics and Manufacturing division	7,309	10,484	25,096	29,638
Corporate	(10,161)	(9,078)	(23,578)	(25,895)
Intersegment eliminations	270	(242)	715	(517)
Total	$23,625	$32,466	$81,431	$81,517

	June 30,	March 31,
	2020	2021
Assets (2) —by Segment:
Security division	$758,054	$751,008
Healthcare division	208,857	211,226
Optoelectronics and Manufacturing division	232,408	275,976
Corporate	109,178	126,157
Eliminations (3)	(39,956)	(38,407)
Total	$1,268,541	$1,325,960
(1)For each of the three and nine month periods ended March 31, 2020 and March 31, 2021, no customer accounted for greater than 10% of total net revenues.
(2)One customer accounted for 13% of accounts receivable, net as of June 30, 2020. A different customer accounted for 10% of accounts receivable, net as of March 31, 2021.
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

This management’s discussion and analysis of financial condition as of March 31, 2021 and results of operations for the three and nine months ended March 31, 2021 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition.  We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; unanticipated impacts of sequestration and other U.S. Government budget control provisions; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Healthcare, providing patient monitoring, diagnostic cardiology and connected care systems and related supplies and accessories; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others.

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 65% and 53% of our total consolidated revenues for the nine months ended March 31, 2020 and 2021, respectively.  We were impacted by the COVID-19 pandemic as discussed in the “Trends and Uncertainties-Coronavirus Pandemic” section below.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and connected care systems and related supplies and accessories globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 14% and 20% of our total consolidated revenues for the nine months ended March 31, 2020 and 2021, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 21% and 27% of our total consolidated revenues for the nine months ended March 31, 2020 and 2021, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Coronavirus Pandemic. The coronavirus disease 2019 (“COVID-19”) pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns, and market volatility.  The COVID-19 pandemic has caused, and is likely to continue to cause, significant economic disruptions and has impacted, and is expected to continue to impact, our operations and the operations of our suppliers, logistics providers and customers as a result of quarantines, facility closures and travel and logistics restrictions. Our ability to continue to operate without significant negative impacts will in part depend on our ability to protect our employees and our supply chain and to keep our manufacturing facilities open and operating effectively. We have endeavored to implement government and health authority recommendations to protect our employees worldwide. While we do not expect these pandemic-related impacts to be long-term, there is substantial uncertainty regarding the duration and ultimate impact of the COVID-19 pandemic. Our Healthcare division has experienced increased demand for certain products as a result of COVID-19. In our Security division, during the latter part of fiscal 2020 and in fiscal 2021, receipt of certain orders was delayed, most notably with respect to our aviation and cargo products, and our service revenues were adversely impacted as a result of the pandemic. During the first nine months of fiscal 2021, bookings accelerated, but as many of our customers in our Security division are being impacted by the pandemic we have received and could receive further requests to delay deliveries of equipment and modify service arrangements or the scheduling of factory or site acceptance tests, which could impact timing of revenue recognition. In addition, as a result of COVID-19 related government regulations, certain of our global manufacturing facilities have had to limit operations and might have to limit operations in the future. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be materially and adversely impacted. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests and the best interests of our employees, suppliers and customers.

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

Healthcare Considerations. As described above, our Healthcare division has experienced increased demand for its patient monitoring products as a result of the COVID-19 pandemic. Increased healthcare capital purchases made in prior periods may result in fewer capital purchases during the balance of fiscal 2021 and subsequent periods. The pandemic may also impact our ability to manufacture products needed to timely fill orders if we experience supply chain disruptions or need to close any manufacturing facility due to employee COVID-19 cases or local government regulations.

European Union Threat Detection Standards.  The EU has implemented regulations for all airports within the EU that use explosive detection systems to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3. The deadline for compliance with this mandate was initially set for September 2020. Given the uncertainty surrounding the COVID-19 situation, the EU revised the regulations, and the date whereby airports using explosive detection systems for hold baggage screening must meet Standard 3 has been changed to March 2024, with certain larger airports required to meet earlier installation dates. Our Security division’s real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Government Policies.  Our results of operations and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies, including U.S. and foreign government policies to manage the COVID-19 pandemic, such as travel restrictions or site closures.

Results of Operations for the Three Months Ended March 31, 2020 (Q3 2020) Compared to the Three Months Ended March 31, 2021 (Q3 2021) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q3	% of	Q3	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Security	$187.1	64%	$151.4	53%	$(35.7)	(19)%
Healthcare	45.7	16	54.0	19	8.3	18
Optoelectronics and Manufacturing	60.1	20	78.4	28	18.3	30
Total net revenues	$292.9	100%	$283.8	100%	$(9.1)	(3)%

Revenues for the Security division during the three months ended March 31, 2021 continued to be impacted by the COVID-19 pandemic most notably in our aviation and cargo businesses, as we experienced delays in the timing of delivery and installation of equipment and related services, as well as the timing of receipt of new orders.  Our cargo business revenues decreased by $17.4 million. We also experienced a decrease in revenues of $15.8 million associated with the expiration of a contract in Mexico in June 2020.

Revenues for the Healthcare division during the three months ended March 31, 2021 increased year-over-year due to higher sales of $8.3 million attributable to patient monitoring systems and cardiology equipment and related service revenue.

Revenues for the Optoelectronics and Manufacturing division during the three months ended March 31, 2021 increased year-over-year as a result of higher revenue of $14.6 million from our contract manufacturing business and $3.6 million from our optoelectronics business.

Gross Profit

	Q3	% of	Q3	% of
	2020	Net Revenues	2021	Net Revenues
Gross profit	$109.1	37.3%	$104.0	36.7%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. The overall decrease in gross profit resulted from decreased revenues in the Security division, mitigated by higher sales in our Healthcare and Optoelectronics and Manufacturing divisions. There were no significant changes in overall manufacturing-related costs.  Gross profit as a percentage of net revenues during the three months ended March 31, 2021 decreased on a year-over-year basis due to (i) a reduced gross margin within the Optoelectronics and Manufacturing division due to a less favorable sales mix, and (ii) an increase in Optoelectronics and Manufacturing revenues as a percentage of total net revenues, which inherently carries the lowest gross margin of each of the divisions. This was somewhat offset by an improved gross margin in our Healthcare division as a result of the benefit of economies of scale associated with increased sales, combined with operating efficiencies.

Operating Expenses

	Q3	% of	Q3	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Selling, general and administrative	$65.6	22.4%	$57.9	20.4%	$(7.7)	(11.7)%
Research and development	15.4	5.2	13.9	4.9	(1.5)	(9.3)
Impairment, restructuring and other charges (benefit), net	4.5	1.6	(0.3)	(0.1)	(4.8)	(106.3)
Total operating expenses	$85.5	29.2%	$71.5	25.2%	$(14.0)	(16.3)%

Selling, general and administrative. Our significant selling, general and administrative (SG&A) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense. SG&A expense for the three months ended March 31, 2021 decreased as compared to the same prior-year period due to reduced travel and entertainment and marketing expenses of $2.0 million and $2.1 million, respectively, resulting from the COVID-19 pandemic, lower employee compensation of $1.3 million, decreased third-party sales commissions of $1.5 million, and a reduction in the provision for bad debt of $1.0 million.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The decrease in R&D expenses during the three months ended March 31, 2021 from the same prior-year period reflected lower materials and supplies consumed in research activities of $1.0 million and a decrease in travel expenses of $0.3 million resulting from the COVID-19 pandemic.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. The net benefit in the three months ended March 31, 2021 consisted of ($0.7) million benefit for net reimbursements from our insurance carriers for covered legal charges, a $0.2 million charge for employee terminations from operational efficiency activities, and a $0.2 million charge for facility closure and operational efficiency activities. The net expense in the three months ended March 31, 2020 included $3.3 million from impairment of assets in our Healthcare division for the exit of a product line, $1.1 million of employee termination and facility closure costs, and $0.1 million of other net costs.

Interest and other expense, net. For the three months ended March 31, 2021, interest and other expense, net was $4.2 million as compared to $4.7 million in the comparable prior-year period. This decrease was driven most significantly by lower average levels of borrowing under our revolving credit facility as well as lower average interest rates during the three months ended March 31, 2021 compared to the same period in the prior year. Interest expense included $2.2 million of non-cash interest expense primarily related to the Notes during each of the three months ended March 31, 2021 and 2020 (see Note 8 to the condensed consolidated financial statements for further discussion).

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended March 31, 2021, we recognized a provision for income taxes of $9.5 million compared to a benefit for income taxes of $(0.6) million for the comparable prior-year period. The effective tax rates for the three months ended March 31, 2021 and 2020 were 33.7% and (3.4)%, respectively. During the three months ended March 31, 2021, we recognized a net discrete tax expense of $2.2 million for return-to-provision true-up adjustments of $2.4 million, offset by a discrete tax benefit of ($0.2) million for equity-based compensation under ASU 2016-09. During the three months ended March 31, 2020, we recognized a discrete tax benefit of ($5.1) million for a return-to-provision true-up adjustment.

Results of Operations for the Nine Months Ended March 31, 2020 (YTD Q3 2020) Compared to the Nine Months Ended March 31, 2021 (YTD Q3 2021) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3	% of	YTD Q3	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Security	$578.5	65%	$431.4	53%	$(147.1)	(25)%
Healthcare	127.9	14	160.4	20	32.5	25
Optoelectronics and Manufacturing	182.7	21	222.9	27	40.2	22
Total net revenues	$889.1	100%	$814.7	100%	$(74.4)	(8)%

Revenues for the Security division during the nine months ended March 31, 2021 decreased on a year-over-year basis due to the continued impact of the COVID-19 pandemic, most notably in our aviation and cargo businesses, as we experienced delays in the timing of delivery and installation of equipment and related services, as well as the timing of receipt of new orders.  Our cargo business revenues decreased by $67 million and advanced security screening business revenues decreased by $34 million. We also experienced a decrease in revenues of approximately $50 million associated with the expiration of a contract in Mexico in June 2020.

Revenues for the Healthcare division during the nine months ended March 31, 2021 increased year-over-year due to increased sales of patient monitoring systems, cardiology equipment and related supplies and accessories totaling approximately $32 million.

Revenues for the Optoelectronics and Manufacturing division during the nine months ended March 31, 2021 increased year-over year  as a result of an increase in revenue in our contract manufacturing business of approximately $32 million coupled with an increase in sales of approximately $8 million in our optoelectronics business, which includes a $7 million increase in revenues from a small business acquired in February 2020.

Gross Profit

	YTD Q3	% of	YTD Q3	% of
	2020	Net Revenues	2021	Net Revenues
Gross profit	$319.1	35.9%	$301.9	37.1%

The overall decrease in gross profit was driven by the decrease in revenues for the Security division which was somewhat mitigated by higher sales in our Healthcare and Optoelectronics and Manufacturing divisions. There were no significant changes in manufacturing-related costs. Gross profit as a percentage of net revenues during the nine months ended March 31, 2021 increased on a year-over-year basis due to (i) an improved gross margin in our Healthcare division (which has the highest gross margin among our divisions) as a result of the benefit of economies of scale associated with increased sales, combined with operating efficiencies, (ii) increase in Healthcare revenue as a percentage of total net revenues, and (iii) an increase in service gross margin in our Security division. Our gross margin decreased within the Optoelectronics and Manufacturing division due to a less favorable sales mix.

Operating Expenses

	YTD Q3	% of	YTD Q3	% of
	2020	Net Revenues	2021	Net Revenues	$ Change	% Change
Selling, general and administrative	$191.7	21.6%	$172.6	21.2%	$(19.1)	(9.9)%
Research and development	44.5	5.0	39.8	4.9	(4.7)	(10.5)
Impairment, restructuring and other charges (benefit), net	1.5	0.1	7.9	0.9	6.4	420.5
Total operating expenses	$237.7	26.7%	$220.3	27.0%	$(17.4)	(7.3)%

Selling, general and administrative. SG&A expense for the nine months ended March 31, 2021 decreased as compared to the same prior-year period due to reduced travel and entertainment and marketing expenses of $6.8 million and $3.4 million, respectively, due to the COVID-19 pandemic, decreased third-party sales commissions of $6.5 million, and reduced employee compensation expense of $4.8 million resulting from implementation of cost containment measures.  These decreases were offset by an increase in the provision for loss on accounts receivable of $3.5 million.

Research and development. The decrease in R&D expense during the nine months ended March 31, 2021 from the same prior-year period reflected lower employee compensation expenses of $1.9 million, a decrease in materials and supplies consumed in research activities of $1.8 million, and reduced travel expenses of $1.0 million due to the COVID-19 pandemic.

Impairment, restructuring and other charges (benefit). During the nine months ended March 31, 2021, we incurred $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs include $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment for a leased facility. We also incurred costs of $1.6 million for other employee terminations and  facility closure costs for operational efficiency activities and $0.3 million for acquisition-related activities. This was offset by a net benefit of ($1.2) million for reimbursements from our insurance carriers for covered legal charges. During the nine months ended March 31, 2020, we incurred impairment, restructuring and other charges, net of $3.3 million related to the exit of a product line in our Healthcare division, $1.6 million of employee termination and facility closure costs, and $0.3 million of acquisition costs, which were offset by a net recovery of $3.7 million for certain legal costs through insurance reimbursements.

Other Income and Expenses

Interest and other expense, net. For the nine months ended March 31, 2021, interest and other expense, net was $12.6 million as compared to $14.3 million in the comparable prior-year period. This decrease was driven by lower average levels of borrowing under our revolving credit facility as well as lower average interest rates during the nine months ended March 31, 2021 compared to the same period in the prior year. Interest expense included $6.7 million and $6.6 million of non-cash interest expense during the nine months ended March 31, 2021 and 2020, respectively, mainly related to the Notes (see Note 8 to the condensed consolidated financial statements for further discussion).

Income taxes. For the nine months ended March 31, 2021 and 2020, we recognized a provision for income taxes of $20.8 million and $5.9 million, respectively. The effective tax rate for the nine months ended March 31, 2021 and 2020 was 30.1% and 8.7%, respectively. During the nine months ended March 31, 2021, we recognized a net discrete tax expense of $2.3 million for return-to-provision true-up adjustments of $2.8 million, offset by a ($0.5) million tax benefit from equity-based compensation under ASU 2016-09. During the nine months ended March 31, 2020, we recognized a discrete tax benefit of $12.0 million for equity-based compensation under ASU 2016-09 of $6.8 million and a return to provision true-up adjustment of $5.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $92.5 million at March 31, 2021, an increase of $16.4 million, or 21.5%, from $76.1 million at June 30, 2020. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, will be sufficient to satisfy our obligations in the U.S.

We have a five-year revolving credit facility that allows us to borrow up to $535 million. As of March 31, 2021, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding totaled $66.7 million.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2021, we generated cash from operations of $131.1 million compared to $105.6 million in the same prior-year period. This increase was driven by favorable changes in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $26.2 million for the nine months ended March 31, 2021 as compared to $28.3 million in the same prior-year period. During the nine months ended March 31 2021, we used cash of $3.0 million for the acquisition of a business. Capital expenditures in the nine month period ended March 31, 2021 were $11.2 million compared to $16.1 million in the same prior-year period. Expenditures for intangible and other assets in the nine month period ended March 31, 2021 were $9.9 million compared to $8.8 million in the same prior-year period.  Purchases of certificates of deposit in the nine month period ended March 31, 2021 were $4.8 million while there were none in the same prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $91.4 million during the nine months ended March 31, 2021, compared to $68.5 million during the same prior-year period. The significant changes in cash used in financing activities relate to (i) net repayments of borrowings on bank lines of credit totaling $59.0 million in the nine month period ended March 31, 2021 compared to net borrowings of $7.0 million in the same prior-year period and (ii) $36.6 million used for share repurchases and taxes paid related to the net share settlement of equity awards in the nine month period ended March 31, 2021 compared to $78.5 million for the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $92.5 million at March 31, 2021. Of this amount, approximately 58% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Malaysia, Canada, Singapore and India and to a lesser extent in Puerto Rico and Albania among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended March 31, 2021:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	Purchased	unit)	Programs	programs (1)
January 1 to January 31, 2021	—	$—	—	2,679,864
February 1 to February 28, 2021	—	—	—	2,679,864
March 1 to March 31, 2021	2,452	95.74	2,452	2,677,412
	2,452		2,452
(1)	In April 2020, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares of common stock. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the nine months ended March 31, 2021, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes in our exposure to market risk during the nine months ended March 31, 2021 from that described in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 21, 2020, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. Further, COVID-19 and its impact on the global health and economic environment, as well as reactions to resurgences of COVID-19 or other future pandemics, could also amplify the other risk factors described in our Annual Report on Form 10-K and thus materially affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On April 28, 2021, our Compensation Committee approved an amendment to our long-term incentive program as applicable to our Chief Executive Officer to extend the program to include fiscal years 2022 and 2023 and to increase for the current and all remaining performance periods the potential additional shares that our Chief Executive Officer can earn under the compound annual operating income growth metric in accordance with the chart below. Ninety percent of any additional shares earned under the program will vest on the date such shares are granted, and ten percent will vest on the one-year anniversary of the date such shares are granted.

Operating Income Metric
Potential
Additional Shares
CAGR EBIT	as % of Initial
Growth	Grant
9.5%	70%
10.0%	80%
10.5%	90%
11.0%	100%

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of April 2021.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)