Form 10-K
period 2021-06-30
OSI SYSTEMS INC
filed 2021-08-23
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,580,840,328. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates of the registrant. The number of shares outstanding of the registrant’s Common Stock as of August 18, 2021 was 17,891,795.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2021 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

PART I

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, including, without limitation, those factors described in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as factors described elsewhere in this report and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). Such factors, of course, do not include all factors that might affect our business and financial condition.  We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic such as material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. Many of the referenced risks could be amplified by the magnitude and duration of the COVID-19 pandemic. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

General

OSI Systems, Inc., together with our subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. Our company is incorporated in the State of Delaware and our principal office is located at 12525 Chadron Avenue, Hawthorne, California 90250.

We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Healthcare, providing patient monitoring, diagnostic cardiology, and connected care systems and associated accessories; and (c) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for the Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others.

COVID-19

The COVID-19 pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns, and market volatility. COVID-19 has caused, and is likely to continue to cause, significant economic disruption and is having widespread, rapidly evolving and unpredictable impacts on global society, financial markets and business practices. Various governments around the world have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. The COVID-19 pandemic has impacted,  and is expected to continue to impact, our business operations and the operations of our suppliers and customers as a result of quarantines, facility closures and travel and logistics restrictions.There is substantial uncertainty regarding the duration and degree of COVID-19’s continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic or recurrence thereof, deployment and administration of vaccines, governmental, business and individuals’ actions in response to the pandemic and the impact on economic activity including the possibility of recession or financial market instability. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding potential risks to our business from the COVID-19 pandemic.

Industry Overview

We sell our security and inspection systems and healthcare products primarily to end-users, while we design and manufacture our optoelectronic devices and value-added subsystems and provide electronics manufacturing services primarily for OEM customers.

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

The U.S. Department of Homeland Security and international air transportation security regulators around the world require the screening of cargo carried on passenger airlines. Several of our screening systems have been approved by the U.S. Department of Homeland Security’s Transportation Security Administration, as well as various international regulatory bodies, for this purpose and are being procured and used by freight forwarders, airlines, international airports, transportation companies and other businesses to fulfill their compliance requirements. These and other regulations promulgated by international organizations have resulted in a growing global demand for airline, cargo, port and border security and inspection technologies.

Healthcare. Healthcare has been, and we believe will continue to be, a growing economic sector throughout much of the world. Developing countries in Latin America and the Asia-Pacific region are expected to continue to build healthcare infrastructure to serve expanding middle class populations. In developed areas, especially the United States, Europe, and mature Asian countries, aging populations and extended life expectancy are projected to fuel growth in healthcare for the foreseeable future.

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

Capitalizing on Global Reach. We operate from multiple locations throughout the world. We view our international operations as providing an important strategic advantage over competitors. First, our international manufacturing facilities allow us to take advantage of competitive labor rates in order to be a low-cost producer. Second, our international offices strengthen our sales and marketing efforts and our ability to service and repair our systems by providing direct access to growing markets and to our existing international customer base. Third, our international manufacturing locations allow us to reduce delivery times to our global customer base. We intend to continue to enhance our international manufacturing and sales capabilities.

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

Capitalizing on the Market for Security and Inspection Systems. The trend toward increased screening of goods entering and departing from ports and borders has resulted, and may continue to result in, the growth in the market for cargo inspection systems and turnkey security screening services that are capable of screening shipping containers for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as regulations in the United States and Europe have continued to support increased screening of air cargo shipments. We intend to capitalize on opportunities to replace, service and upgrade existing security installations, and to offer turnkey security screening solutions in which we may construct, staff and/or operate on a long-term basis security screening checkpoints for our customers. Finally, we also intend to continue to develop new security and inspection products and technologies, and to enhance our current product and service offerings through internal research and development and selective acquisitions.

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

Security and Inspection Systems. We design, manufacture and market security and inspection systems globally to end users under the “Rapiscan Systems” and “AS&E” trade names. Our Security products are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Our Security products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation detection; and explosive and narcotics trace detection. We also offer turnkey security screening services, as well as related software integration platforms, operator training, and the staffing and operation of security screening checkpoints under the “S2” trade name. From time to time we form joint ventures to carry out our operations in certain geographies, including, for example, Albania.

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

We believe that we offer one of the broadest technology platforms in the baggage and parcel and cargo and vehicle inspection systems industry. Our broad platform permits us to offer customers solutions, which optimize flexibility, performance and cost to meet the customers’ unique application requirements.

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

Our Security division also offers trace detection systems that are designed to detect trace amounts of explosives as well as narcotics. We also offer people screening products, such as walk-through metal detector (WTMD) products for use at security checkpoints at airports, government buildings, sports arenas and other venues. These systems are designed to be used in screening people, baggage and other items for illicit materials and weapons.

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

We also provide electronics design and manufacturing services both in North America, the United Kingdom and in the Asia Pacific region with enhanced, RoHS-compliant, printed circuit board and cable and harness assemblies and box-build manufacturing services utilizing state-of-the-art automated surface mount technology lines. We offer electronics manufacturing services to OEM customers and end users for medical, automotive, defense, aerospace, industrial and consumer applications that do not utilize optoelectronic devices. We also manufacture LCD displays for medical, industrial and consumer electronics applications, and flex circuits for OEM customers from the prototype stage to mass production. Our electronics manufacturing services are provided primarily under the “OSI Electronics,” “APlus Products,” “Altaflex,” and “PFC Flexible Circuits” trade names.

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

Our customers include, among many others, the U.S. Department of Homeland Security, U.S. Department of Defense, U.S. Department of State, U.S. Department of Commerce, and Federal Bureau of Prisons in the United States, as well as many premier international government agencies, including airports and other critical infrastructure agencies, DHL, and United Parcel Service.

Our contracts with the U.S. Government are generally subject to renegotiation of profits and termination for convenience at the election of the Government. For the fiscal year ended June 30, 2021, our Security division direct sales to the U.S. Government were approximately $165 million. Additionally, certain of our contracts with foreign governments contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to Item 1A. “Risk Factors.”

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

We sell products directly to end customers as well as through integrated delivery networks and group purchasing organizations in the U.S., the NHS Supplies Organisation in the United Kingdom, UGAP in France, and to various government funded hospitals in the Middle East and several parts of Asia.

Optoelectronic Devices and Electronics Manufacturing Services. Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; toll and traffic management; and automotive.

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

We market and sell our healthcare products globally through a direct sales and marketing staff located in North America, South America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in-service training, comprehensive interactive eLearning for all monitoring products, software updates and upgrades and service training for customer biomedical staff and distributors. We also provide IT specialists and clinical specialists to provide support both before and after product sale.

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

We consider our maintenance service operations to be an important element of our business. After the expiration of our standard product warranty periods, we are often engaged by customers, either directly or through our network of authorized service providers, to provide maintenance services for our security and inspection products. In addition, we provide a variety of service and support options for our healthcare customers, including hospital on-site repair and maintenance service and telephone support, parts exchange programs for customers with the internal expertise to perform a portion of their own service needs and a depot repair center at our division headquarters. We believe that our international maintenance service capabilities allow us to be competitive in selling our security and inspection systems as well as our patient monitoring, diagnostic cardiology, and connected care systems.

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

Manufacturing and Materials

We currently manufacture our security and inspection systems domestically in California, Kentucky, Massachusetts, and Tennessee, and internationally in Malaysia and the United Kingdom. We currently manufacture our patient monitoring and diagnostic cardiology systems in Washington state. Our connected care system is developed in Oklahoma, Washington state, and Edinburgh, United Kingdom. We outsource manufacturing of certain of our supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in Canada, Mexico, India, Indonesia, Malaysia, the United Kingdom and Singapore. Most of our high-volume, labor-intensive manufacturing and assembly activities are performed at our facilities in India, Mexico, Indonesia and Malaysia. Our ability to manufacture products and provide follow-on service from offices located in these regions allows us to remain in close proximity to our customers, which is an important component of our global strategy.

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

The principal raw materials and subcomponents used in producing our security and inspection systems consist of X-ray generators, linear accelerators, radioactive isotopes, detectors, data acquisition and computer systems, conveyance systems and miscellaneous mechanical and electrical components. A large portion of the optoelectronic devices, subsystems and circuit card assemblies used in our inspection and detection systems are manufactured in-house. The majority of our X-ray generators, linear accelerators, radioactive isotopes and conveyance systems used in our cargo and vehicle inspection systems are purchased from unaffiliated third-party providers.

The principal raw materials and subcomponents used in producing our healthcare products consist of printed circuit boards, housings, mechanical assemblies, pneumatic devices, touch screens, medical grade displays, cables, filters, textiles, fabric, gauges, fittings, tubing and packaging materials. We purchase finished medical devices, computers, peripheral accessories, and remote displays from unaffiliated third-party providers.

The principal raw materials and subcomponents used in producing our optoelectronic devices and electronic subsystems consist of silicon wafers, electronic components, light emitting diodes, scintillation crystals, passive optical components, printed circuit boards and packaging materials. The silicon-based optoelectronic devices manufactured by us are critical components in most of our products and subsystems. We purchase silicon wafers and other electronic components from unaffiliated third-party providers.

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

Information Technology and Cybersecurity Risk Management

We rely on digital technology to conduct our business operations and engage with our business partners.  The technology used by us and our business partners grows more complex over time and there are growing threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct.  Through a risk management approach that continually assesses and improves our information technology (IT) and cybersecurity risk deterrence capabilities, our information security and risk management teams provide oversight when managing IT and cybersecurity risks.

Through a combination of governance, risk and compliance (GRC) resources, we (i) proactively monitor IT controls to better ensure compliance with legal and regulatory requirements, (ii) assess adherence by third parties with which we partner to appropriate risk management standards, (iii) ensure essential business functions remain available during a business disruption and (iv) develop and update response plans to address potential weaknesses and IT or cyber incidents should they occur.  Our GRC resources are designed to prioritize IT and cybersecurity risk areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance with contractual obligations.  We also maintain an operational security function that has a real-time response capability that triages incident management and triggers impact mitigation protocols.  These capabilities allow us to reduce exposure in the case of a security incident.   For more information regarding the risks associated with these matters, see Item 1A. “Risk Factors.”

Trademarks and Tradenames and Patents

Trademarks and Tradenames. We have used, registered and applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the United States and in foreign countries. We monitor and, when necessary, enforce our trademark, service mark and trade name rights in the United States and abroad.

Patents. We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2021 and 2039. While we continue to file new applications and pursue new patents, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

We believe that our trademarks and tradenames and patents are important to our business. The loss of some of our trademarks or patents might have a negative impact on our financial results and operations. Nevertheless, with the exception of the loss of the Spacelabs®, Rapiscan®, or AS&E® trademarks, the impact of the loss of any single trademark or patent would not likely have a material adverse effect on our business.

Government Regulation of Medical Devices

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

After a 510(k) notice is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of, and clear or deny, a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer and sometimes is not granted at all. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

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

These laws impact the kinds of financial arrangements we may have with hospitals or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants and other service arrangements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to material penalties, including potentially significant criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We are subject to similar laws in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal, and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer, and our business and financial condition could be adversely affected.

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

In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, technical support and the ability to provide fully integrated services from application development and design through production. Because we specialize in custom subsystems requiring a high degree of engineering expertise, we believe that we generally do not compete to any significant degree with any other large United States, European or Asian manufacturers of standard optoelectronic components. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billion dollars, to large regional competitors and to small local assembly companies. In our experience, the OEM customers to whom we provide such services prefer to engage companies that offer both local and lower-cost off-shore facilities. Along with a number of domestic competitors for these services, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

Backlog

We currently measure our backlog as quantifiable purchase orders or contracts that have been signed, for which revenues are expected to be recognized within the next five years. In instances where we are not able to estimate the value of a purchase order or contract, they are not included in backlog.

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

Certain of our cargo and vehicle inspection systems may require more than a year of lead-time. We have experienced some significant shipping delays associated with our cargo and vehicle inspection systems. Such delays can occur for many reasons, including: (i) additional time necessary to coordinate and conduct factory inspections with the customer before shipment; (ii) a customer’s need to engage in time-consuming special site preparation to accommodate the system, over which we have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; (v) time needed to obtain export licenses and/or letters of credit; and (vi) delays originating from other contractors on the project. The COVID-19 pandemic exacerbated these challenges and may continue to do so until associated international travel restrictions and other protective measures subside.

As of June 30, 2021, our consolidated backlog totaled $1,076 million, compared to $861 million as of June 30, 2020. Approximately $377 million of our backlog as of June 30, 2021 is not reasonably expected to be fulfilled in fiscal year 2022. Sales orders underlying our backlog are firm orders; although, from time to time we may agree to permit a customer to cancel an order, or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and should not be considered a meaningful indicator of our performance on an annual or quarterly basis.

Human Capital

The strength and talent of our workforce are critical to the success of our businesses, and we continually strive to attract, develop and retain personnel commensurate with the needs of our businesses. Our human capital management priorities are designed to support the execution of our business strategy and improve organizational effectiveness. We support our employees’ financial, health, and social well-being through competitive compensation structures, including a robust employee stock purchase program and retirement benefits, as well as innovative health and well-being programs focused on promoting the physical and mental health of our workforce. In addition, in response to COVID-19, we implemented changes to protect our employees and to support health and safety protocols. We also strive to create opportunities for career development and growth.  We provide training and development programs to foster connections, leadership competency, and team and individual development, and we have a tuition reimbursement program to encourage ongoing education.

We understand the importance of a diverse workforce, and we are committed to upholding a culture of diversity, equity, and inclusion. We value the unique contributions of every person, and we hold firm to the ideals of fairness, equal opportunity, and mutual respect for all forms of diversity and differing abilities. We are committed to pay equity and protecting the rights of underrepresented groups within our organization, including women, racial and ethnic minorities, and members of the LGBTQ+ community. Our broader diversity strategies include focus at all levels of our organization, including with senior management and our Board of Directors. As of June 30, 2021, 49% of our global workforce was female and 54% of our U.S. workforce was ethnically diverse.

As of June 30, 2021, we employed 6,778 people, of whom 4,158 were employed in manufacturing, 501 were employed in engineering or research and development, 626 were employed in administration, 366 were employed in sales and marketing and 1,127 were employed in service capacities. Of the total employees, 2,182 were employed in the Americas, 3,763 were employed in Asia and 833 were employed in Europe.

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

Business and Industry Risks

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

Security inspection systems that signal to the operator that further investigation is required are sometimes referred to in the security industry as “automatic” detection systems. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was in fact present, resulting in significant damage, we would be subject to risk of significant product liability claims. Furthermore, security inspection by technological means is circumstance and application-specific. Our security and inspection systems are not designed to work under all circumstances and can malfunction.

We also offer turnkey security screening solutions under which we perform certain of the security screening tasks that have historically been performed by our customers. Such projects expose us to certain professional liability risks that are inherent in performing security inspection services for the purpose of detecting contraband items, including items that could be used in performing terrorist acts or other crimes. If a contraband item were to pass through our operations and be used to perform a terrorist act or other crime, we would be subject to risk of significant professional liability claims.

In addition, there are also many other factors beyond our control that could lead to liability claims should an act of terrorism occur. Past terrorism attacks in the U.S. and in other locations worldwide and the potential for future attacks have caused commercial insurance for such threats to become extremely difficult to obtain. In the event that we are found liable following an act of terrorism, the insurance we currently have in place would not fully cover the claims for damages. Further, if our security and inspection systems fail to, or are perceived to have failed to, help detect a threat, we could experience negative publicity and reputational harm, which could have a material adverse effect on our business.

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

We encounter aggressive competition from numerous competitors in each of our divisions. In the security and inspection and patient monitoring and cardiology systems markets, competition is based primarily on such factors as product performance, functionality and quality, cost, prior customer relationships, technological capabilities of the product, price, certification by government authorities, past performance, local market presence and breadth of sales and service organization. In the optoelectronic devices and electronics manufacturing markets, competition is based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, customer technical support and on the ability to provide fully-integrated services from application development and design through volume subsystem production. We may not be able to compete effectively with all of our competitors. To remain competitive, we must develop new products and enhance our existing products and services in a timely manner. We anticipate that we may have to downward adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge and entire product lines or service offerings may be threatened by new technologies or market trends that reduce the value of these product lines or service offerings.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We maintain insurance for certain risks, and we believe our insurance coverage is consistent with general practices within our industry. However, the amount of our insurance coverage may not cover all claims or liabilities and we may be forced to bear substantial costs. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our business, financial condition and results of operations.

Healthcare cost containment pressures and legislative or regulatory reforms may affect our ability to sell our products profitably.

Third-party payers globally are developing increasingly sophisticated methods of controlling healthcare costs which can limit the amount that healthcare providers may be willing to pay for medical devices. In the United States, hospital and other healthcare provider customers that purchase our products typically bill various third-party payers to cover all or a portion of the costs and fees associated with the procedures or tests in which our products are used and bill patients for any deductibles or co-payments. Because there is often no separate reimbursement for our products, any decline in the amount payers are willing to reimburse our customers for the procedures and tests associated with our products could make it difficult for customers to continue using, or adopt, our products and create additional pricing pressure for us.

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

We develop certain of our security inspection technologies to meet the certification requirements of various agencies worldwide, including the U.S. Transportation Safety Administration and the European Civil Aviation Conference among others. Such standards frequently change, and we may not ultimately be able to develop technologies, or develop in a timely way, solutions that are ultimately able to meet the new standards.

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

Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from the running of our business. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in investigations and proceedings. If we are unsuccessful in our defense in litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, some of which may be in excess of our insurance coverage, and/or change our business practices, any of which could have a material adverse effect on our business, financial condition and results of operations. For more information about our litigation matters, see “Legal Proceedings” and Note 11 to the consolidated financial statements.

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

Operational Risks

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

U.S. Government contractors must comply with extensive procurement regulations and other requirements including, but not limited to, those appearing in the Federal Acquisition Regulation (FAR) and its supplements, as well as specific procurement rules and contractual conditions imposed by various U.S. Government agencies.  In addition, U.S. Government contracts typically contain provisions and are subject to laws and regulations that give the Government agencies rights not typically found in commercial contracts, including providing the Government agency with the ability to: (i) terminate, reduce the value of, or otherwise modify existing contracts; (ii) suspend or prohibit us from doing business with the Government or a specific Government agency; and (iii) claim rights in technologies and systems invented, developed or produced by us.

U.S. Government agencies and the agencies of many other governments with which we contract can terminate their contracts with us for convenience, and in that event, we generally may recover only our incurred costs and expenses on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. Decisions by an agency to terminate one of our contracts for default could negatively affect our ability to win future awards not only from such agency, but also from other government agencies and commercial customers, many of whom evaluate past performance, or are required to review past performance information, when making their procurement decisions.

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

Sales of security and inspection systems and turnkey security screening solutions often depend upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites, seaport inspection sites, military facilities and other security installations. In the case of turnkey security screening solutions, the commencement of screening operations may be dependent on the approval, by a government agency, of the protocols and procedures that our personnel are to follow during the performance of their activities. In addition, turnkey screening solutions projects, in contrast to the sale and installation of security inspection equipment, also require that we hire and manage large numbers of local personnel in jurisdictions where we may not have previously operated. Sales outside of the United States of our patient monitoring and diagnostic cardiology systems depend in significant part on the decision of governmental agencies to build new medical facilities or to expand or update existing medical facilities. Accordingly, a significant portion of our sales of security and inspection systems, turnkey security screening solutions and our patient monitoring and diagnostic cardiology systems is often subject to delays associated with the lengthy approval processes. During these approval periods, we expend significant financial and management resources in anticipation of future revenues that may not occur. If we fail to receive such revenues after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

If we do not introduce new products in a timely manner, our products could become obsolete and our operating results would suffer.

We sell many of our products in industries characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards and customer needs. Without the timely introduction of new products and enhancements, our products could become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to: (i) accurately anticipate customer needs; (ii) innovate and develop new technologies and applications; (iii) successfully commercialize new technologies in a timely manner; (iv) price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and (v) differentiate our offerings from our competitors’ offerings.

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

We purchase raw materials and certain subcomponents from third parties. We generally do not have guaranteed long-term supply arrangements with our suppliers. In addition, for certain raw materials and subcomponents that we use, there are a limited number of potential suppliers that we have qualified or that we are currently able to qualify. Consequently, some of the key raw materials and subcomponents that we use are currently available to us only from a single vendor. The reliance on a single qualified vendor could result in delays in delivering products or increases in the cost of manufacturing the affected products. Any material interruption in our ability to purchase necessary raw materials or subcomponents or a significant increase in price of raw materials or subcomponents could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

We contract with third-parties that may be unable to fulfill contracts on time.

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

Additionally, purchasers of our security and inspection systems and turnkey security screening solutions sometimes require the construction of the facilities that will house our systems and/or operations. We engage qualified construction firms to perform this work. However, if such firms experience delays, if they perform sub-standard work or if we fail to properly monitor the quality of their work or the timeliness of their progress, we may not be able to complete our construction projects on time. In any such circumstance, we could face the imposition of delay penalties and breach of contract claims by our customer. Any material delay caused by our construction firm subcontractors could therefore ultimately have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are vulnerable to interruption or loss due to natural disasters, epidemics or pandemics such as COVID-19, terrorist acts and other events beyond our control, which could adversely impact our operations.

Although we perform manufacturing in multiple locations, we generally do not have redundant manufacturing capabilities in place for any particular product or component. As a result, we depend on our current facilities for the continued operation of our business. A natural disaster, epidemic or pandemic, terrorist act, act of war, civil unrest, or other natural or manmade disaster affecting any of our facilities could significantly disrupt our operations, or delay or prevent product manufacturing and shipment for the time required to repair, rebuild, or replace our manufacturing facilities. This delay could be lengthy and we could incur significant expenses to repair or replace the facilities. Any similar natural or manmade disaster that affects a key supplier or customer could lead to a similar disruption in our business.

As an example, the COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help combat the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures, which has led to a global economic slowdown and impacted the financial markets of many countries.  In particular, the COVID-19 pandemic has significantly reduced airline passenger traffic, which reduces demand for certain of our security screening products and services. To slow and limit the transmission of COVID-19, governments across the world have imposed significant air travel restrictions and businesses and individuals have canceled air travel plans.  These restrictions and cancelations have reduced demand for security screening products and related services at airport checkpoints globally as the number of airline passengers requiring screening has fallen.  The pandemic has also hampered our ability to meet with our customers and prospective customers. We often provide proposals and quotations to customers and prospective customers only after conducting both technical surveys of the site where our security inspection equipment will be installed and in person meetings with technical and operations staff of customers and prospective customers.

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

Further, while we currently do not anticipate issues under our credit agreements, events resulting from the effects of the COVID-19 pandemic may negatively impact our ability to comply with our financial covenants in the future, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, including as a result of the effects of COVID-19 on financial markets at such time. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. As we cannot predict the duration or scope of the COVID-19 pandemic, the estimated negative impact to our results of operations, cash flows and financial position cannot be reasonably estimated but might be material and last for an extended period of time.

The global supply chain has also been disrupted. Staffing or personnel shortages due to shelter-in-place orders and quarantines have impacted and may continue to impact us and our suppliers. There have been widespread shortages in certain product categories. If the supply chain for materials used in our production process continues to be adversely impacted, our business, financial condition, and results of operations may be adversely impacted.

Any recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a material adverse impact on us.

Although we believe that existing data continue to support the efficacy and safety of our patient monitoring, cardiology, and connected care products, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer-term safety issues. This type of differing data could have a detrimental effect on the market penetration and usage of our medical device products. As a result, our sales may decline or expected growth would be negatively impacted. This could negatively impact our operating condition and financial results.

More generally, all medical devices can experience performance problems that require review and possible corrective action by us or a component supplier. We cannot provide assurance that component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects and/or labeling inadequacies in any device that could result in an unsafe condition or injury to the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or if a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found or withdraw a product to improve device performance or for other reasons. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. A recall involving our products could be particularly harmful to our business, financial and operating results. In addition, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

We rely extensively on our information technology systems and systems and services provided by third parties to interact with our employees and our customers and suppliers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, transmitting data used by our service personnel and by and among our wide-spread personnel and facilities, complying with regulatory, legal and tax requirements, and other processes necessary to manage our business.  We do not control our third-party service providers and we do not maintain redundant systems for some of such services, increasing our vulnerability to problems with such services.  If the systems on which we rely are damaged or cease to function properly due to any number of causes, ranging from failures of our third-party service providers to catastrophic events, to power outages, to security breaches, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

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

Our credit facility contains a number of significant covenants that, among other things, limit our ability to: (i) dispose of assets; (ii) incur certain additional indebtedness; (iii) repay certain indebtedness; (iv) create liens on assets; (v) pay dividends on our Common Stock; (vi) make certain investments, loans and advances; (vii) repurchase or redeem capital stock; (viii) make certain capital expenditures; (ix) engage in acquisitions, mergers or consolidations; and (x) engage in certain transactions with subsidiaries and affiliates.

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

Holders of our Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of our Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments in respect of the principal amount of the Notes being converted. We may not, however, have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversion of the Notes.

Legal and Regulatory Risks

The Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (SAFETY Act) may not shield us against all legal claims we may face following an act of terrorism.

The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, providers, such as our Security division, may apply to the U.S. Department of Homeland Security for coverage of the products and services. If granted coverage, such providers would receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism. We have applied to the U.S. Department of Homeland Security for many of the products and services offered by our Security division, but we do not enjoy coverage under the SAFETY Act (or the highest level of coverage) for every product line, model number and service offering that our Security division provides. In addition, the terms of the SAFETY Act coverage decisions awarded to us by the U.S. Department of Homeland Security contain conditions and requirements that we may not (or may not be able to) continue to satisfy in the future.

If we fail to maintain the coverage that we currently enjoy or fail to apply in a timely way for coverage for new products and services as we acquire or introduce them, or if the U.S. Department of Homeland Security limits the scope of any coverage previously awarded to us, denies us coverage or continued coverage for a particular product, product line or service offering, or delays in making decisions about whether to grant us coverage, we may become exposed to legal claims that the SAFETY Act was otherwise designed to prevent. Moreover, the SAFETY Act was not designed to shield providers of qualified anti-terrorism products and services from all types of claims that may arise from acts of terrorism, including from many types of claims lodged in courts outside of the United States or acts of terrorism that occur outside of the United States, which exposes us to legal claims and litigation defense costs despite the SAFETY Act awards we have received.

Our patient monitoring, diagnostic cardiology, and connected care systems could give rise to product liability claims and product recall events that could materially and adversely affect our financial condition and results of operations.

The development, manufacturing and sale of medical devices expose us to significant risk of product liability claims, product recalls and, sometimes, product failure claims. We face an inherent business risk of financial exposure to product liability claims if the use of our medical devices results in personal injury or death. Substantial product liability litigation currently exists within the medical device industry. Some of our patient monitoring, diagnostic cardiology, and connected care products may become subject to product liability claims and/or product recalls. Future product liability claims and/or product recall costs may exceed the limits of our insurance coverages, or such insurance may not continue to be available to us on commercially reasonable terms, or at all. In addition, a significant product liability claim or product recall could significantly damage our reputation for producing safe, reliable and effective products, making it more difficult for us to market and sell our products in the future. Consequently, a product liability claim, product recall or other claim could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Regulatory authorities around the world are considering legislative and regulatory proposals concerning data protection, and the interpretation and application of data protection laws in the U.S., the EU, and elsewhere are often uncertain and in flux. These laws may be interpreted and applied in a manner that is inconsistent with our data practices. If our data practices are found to be in conflict with privacy and data protection laws or regulations, we could face fines or orders requiring that we change our data practices, which could have an adverse effect on our business and results of operations.

We must comply with extensive federal and state requirements regarding the use, retention, security, and re-disclosure of patient healthcare information. HIPAA and the regulations that have been issued under it contain substantial restrictions and complex requirements with respect to the use and disclosure of certain individually identifiable health information, referred to as “protected health information”. The HIPAA Privacy Rule prohibits a covered entity or a business associate from using or disclosing protected health information unless the use or disclosure is validly authorized by the individual or is specifically required or permitted under the HIPAA Privacy Rule and only if certain complex requirements are met. The HIPAA Security Rule establishes administrative, organizational, physical, and technical safeguards to protect the privacy, integrity, and availability of electronic protected health information maintained or transmitted by covered entities and business associates. The HIPAA Breach Notification Rule requires that covered entities and business associates, under certain circumstances, notify patients when there has been an improper use or disclosure of protected health information. Any failure or perceived failure of our Company or our products to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty, and enforcement risks, damage our reputation, and adversely affect demand for our products and force us to expend significant capital and other resources to address the privacy and security requirements of HIPAA.

In addition, there are other federal laws that include specific privacy and security obligations, above and beyond HIPAA, for certain types of health information and impose additional sanctions and penalties. All 50 states, the District of Columbia, Guam, Puerto Rico, and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches involving protected health information, which is not uniformly defined among the breach notification laws. Organizations must review each state’s definitions, mandates, and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general, in compliance with such state laws. Further, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area. These state laws may be more stringent than HIPAA requirements. California passed the California Consumer Privacy Act, which imposes significant changes in data privacy regulation, and New York has passed the Stop Hacks and Improve Electronic Data Security Act, which expands the state’s existing privacy laws. Recent legal developments in the EU have created compliance uncertainty regarding certain transfers of personal data from the EU to the United States. For example, GDPR, a regulation implemented on May 25, 2018 in the EU on data protection and privacy for all individuals in the EU and the EEA, applies to all enterprises, regardless of location, that are doing business in the EU or that collect and analyze data tied to EU and EEA residents. GDPR creates a range of new compliance obligations, including stringent technical and security controls surrounding the storage, use, and disclosure of personal information, and significantly increases financial penalties for noncompliance.

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

The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our patient monitoring, diagnostic cardiology, and connected care systems, including the research and development, design, testing, clinical trials, manufacturing, clearance or approval, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and sale and distribution of these products. In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act as discussed under Part I, Item 1, “Business - Regulation of Medical

Devices.” Some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA can delay, limit or deny clearance or approval of a device for many reasons.

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

Our patient monitoring, diagnostic cardiology, and connected care systems must also comply with the laws and regulations of foreign countries in which we develop, manufacture and market such products. In general, the extent and complexity of medical device regulation is increasing worldwide. This trend is likely to continue, and the cost and time required to obtain marketing clearance in any given country may increase as a result. Our products may not obtain any necessary foreign clearances on a timely basis, or at all.

Once any of our patient monitoring, diagnostic cardiology, or connected care systems is cleared for sale, regulatory authorities may still limit the use of such product, prevent its sale or manufacture or require a recall or withdrawal of such product from the marketplace. Following initial clearance from regulatory authorities, we continue to be subject to extensive regulatory requirements. Government authorities can withdraw marketing clearance or impose sanctions due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance. Ongoing regulatory requirements are wide-ranging and govern, among other things: (i) annual inspections to retain a CE mark for sale of products in the EU; (ii) product manufacturing; (iii) patient health data protection and medical device security; (iv) supplier substitution; (v) product changes; (vi) process modifications; (vii) medical device reporting; and (viii) product sales and distribution.

We may be subject to fines, penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA known as “off-label” use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, consent decrees, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. We could also be subject to enforcement action under other federal or state laws, including the False Claims Act.

Our failure to comply with federal, state, and foreign laws and regulations relating to our healthcare business could have an adverse effect on our business.

Although we do not provide healthcare services, submit claims for third-party reimbursement or receive payments directly from Medicare, Medicaid or other third-party payers for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations are discussed in Part I, Item 1, “Business – Regulation of Medical Devices.”

The risk of our being found in violation of these laws and regulations is increased because many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action against us for violation of these laws could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could impair our ability to operate our business and our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of June 30, 2021, we owned the following principal facilities:

		Approximate
		Square
Location	Description of Facility	Footage
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000
Billerica, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	186,200
Snoqualmie, Washington	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	59,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	56,200

As of June 30, 2021, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Security division	167,600	2022 ~ 2024
Johor Bahru, Malaysia	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	110,100	2022 ~ 2024
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2022
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	101,700	2021 ~ 2023
Andover, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	64,200	2027
(1)	This is comprised of multiple leases, at the same or nearby facilities.

We believe that our facilities are in adequate condition to support our current operations but expect to expand as necessary to support our anticipated future growth. We currently anticipate that we will be able to renew the leases that are scheduled to expire in the next few years on terms that are substantially the same as those currently in effect. However, even if we were not able to renew one or more of the leases, we believe that suitable substitute space is available to relocate any of the facilities. Accordingly, we do not believe that our failure to renew any of the leases that are scheduled to expire in the next few years will have a material adverse effect on our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of our business or otherwise. More information regarding legal proceedings in which we are involved can be found under Note 11, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Item 8, which is incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our Common Stock is traded on The Nasdaq Global Select Market under the symbol “OSIS.”

As of August 18, 2021, there were approximately 102 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended June 30, 2021:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	Purchased	unit)	programs	programs (1)
April 1 to April 30, 2021	—	$—	—	2,677,412
May 1 to May 31, 2021	92,690	95.37	92,690	2,584,722
June 1 to June 30, 2021	36,727	97.41	36,727	2,547,995
	129,417	95.95	129,417
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

The following table provides information concerning our equity compensation plans as of June 30, 2021.

Number of securities
remaining available for
	Number of securities to	Weighted‑average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	255,220	$50.24	2,061,345(2)(3)(4)
Equity compensation plans not approved by security holders	—	N/A	—
Total	255,220	$50.24	2,061,345
(1)	Includes shares of our Common Stock issuable upon exercise of options under our 2006 Equity Participation Plan and our Amended and Restated 2012 Incentive Award Plan.
(2)	These shares are available for future issuance under our Amended and Restated 2012 Incentive Award Plan, which was approved by our shareholders on December 10, 2020.
(3)	Awards of restricted stock units or other awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one award granted.

(4)	Shares subject to awards outstanding under the 2006 Equity Participation Plan that terminate, expire or lapse for any reason also become available for future issuance under our Amended and Restated 2012 Incentive Award Plan.

Performance Graph

The graph below compares the cumulative total stockholder return for the period beginning on the market close on the last trading day before the beginning of our fifth preceding fiscal year through and including the end of our last completed fiscal year with (a) The Nasdaq Composite Index and (b) a peer group of publicly-traded issuer(s) with which we have generally competed.

The peer group includes the following companies: Conmed Corp, Leidos Holdings Inc., Smiths Group Plc.

The graph assumes that $100.00 was invested on June 30, 2016 in (a) our Common Stock, (b) The Nasdaq Composite Index, and (c) the companies comprising the peer group described above (weighted according to the issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following table provides the same information in tabular form as of June 30:

	2016	2017	2018	2019	2020	2021
OSI Systems, Inc.	100.00	129.28	133.03	193.76	128.40	174.85
The Nasdaq Composite Index	100.00	128.30	158.57	170.91	216.96	315.10
Peer Group	100.00	138.66	161.37	186.10	194.56	240.24

ITEM 6. [RESERVED]

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 55% of our total consolidated revenues for fiscal 2021.

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

Currently, the U.S. federal government is discussing various options to address the U.S. federal government’s overall fiscal challenges and we cannot predict the outcome of these efforts. While we believe that national security spending will continue to be a priority, U.S. government budget deficits and the national debt have created increasing pressure to examine and reduce spending across many federal agencies. Additionally, there continues to be volatility in international markets that has impacted international security spending. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within various governments. However, depending on how future budgetary reductions may be implemented and how the U.S. federal government and our other international customers manage their fiscal challenges, including the impact of the COVID-19 pandemic, we believe that these actions could have a material, adverse effect on our business, financial condition and results of operations.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 19% of our total consolidated revenues for fiscal 2021.

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

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 26% of our total consolidated revenues for fiscal 2021.

Consolidated Results

Discussion and analysis of our financial condition and results of operations for fiscal 2019 has been omitted from this Annual Report on Form 10-K, and is available in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2020.

Fiscal 2021 Compared with Fiscal 2020. We reported consolidated sales of $1,146.9 million in fiscal 2021, a 1.6% decrease compared to the prior year, which drove a year-over-year decrease in gross profit of $0.7 million. Our income from operations increased by 10% from the prior year to $115.4 million in fiscal 2021. This increase in profitability was driven primarily by a decrease in operating expenses due to strong cost controls.

Acquisitions. We acquired several businesses during fiscal years 2021 and 2020 as described in Note 2 to the consolidated financial statements, none of which were considered material.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Coronavirus Pandemic. The coronavirus disease 2019 (“COVID-19”) pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns, and market volatility.  The COVID-19 pandemic has caused, and is likely to continue to cause, significant economic disruptions and has impacted, and is expected to continue to impact, our operations and the operations of our suppliers, logistics providers and customers as a result of quarantines, facility closures and travel and logistics restrictions. Our ability to continue to operate without significant negative impacts will in part depend on our ability to protect our employees and our supply chain and to keep our manufacturing facilities open and operating effectively. We have endeavored to implement government and health authority recommendations to protect our employees worldwide. While we do not expect these pandemic-related impacts to be long-term, there is substantial uncertainty regarding the duration and ultimate impact of the COVID-19 pandemic. Our Healthcare division has experienced increased demand for certain products as a result of COVID-19. In our Security division, during the latter part of fiscal 2020 and in fiscal 2021, receipt of certain orders was delayed, most notably with respect to our aviation and cargo products, and our revenues were adversely impacted as a result of the pandemic. During fiscal 2021, bookings accelerated, but as many customers of our Security division continue to be impacted by the pandemic, we have received and could receive further requests to delay deliveries of equipment and modify service arrangements or the scheduling of factory or site acceptance tests, which has impacted, and could further impact, timing of revenue recognition. In addition, as a result of COVID-19 related government regulations, certain of our global manufacturing facilities have had to limit operations and might have to limit operations in the future. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be materially and adversely impacted. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests and the best interests of our employees, suppliers and customers. For a further discussion of potential risks to our business from the COVID-19 pandemic, see Part I, Item 1A. “Risk Factors” in this annual report on Form 10-K.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. In addition to the COVID-19 pandemic, these other global macroeconomic factors, coupled with the U.S. political climate, have created uncertainty and impacted demand for certain of our products and services. We do not know how long this uncertainty will continue. These factors could have a material negative effect on our business, results of operations and financial condition.

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

Healthcare Considerations. As described above, our Healthcare division has experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic. Increased healthcare capital purchases made in prior periods may result in fewer capital purchases in subsequent periods. The pandemic may also impact our ability to manufacture product needed to timely fill orders if we experience supply chain disruptions or need to close any manufacturing facility due to employee COVID-19 cases or local government regulations.

European Union Threat Detection Standards. The EU has implemented regulations for all airports within the EU that use explosive detection systems to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3. The deadline for compliance with this mandate was initially set for September 2020. Given the uncertainty surrounding the COVID-19 situation, the EU revised the regulations, and the date by which airports using explosive detection systems for hold baggage screening must meet Standard 3 has been changed to March 2024, with certain larger airports required to meet earlier installation dates. Our Security division’s real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Government Policies. Our results of operations and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies, including U.S. and foreign government policies to manage the COVID-19 pandemic, such as travel restrictions or site closures.

Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in raw material, component, and logistics costs. Our manufacturing and supply chain operations, including freight and shipping activities, have been and may continue to be impacted by increased vendor costs. This increased cost environment has been exacerbated by the COVID-19 pandemic. Although we strive to implement, achieve, and sustain cost containment measures, including supply chain optimization and general overhead and workforce optimization, if we are unable to mitigate the impact of increased costs through pricing or other actions, there could be a negative impact on our business, results of operations, and financial condition.

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

Contract Revenue. Sales agreements with customers can be project specific, cover a period of time, and can be renewable periodically. The contracts may contain terms and conditions with respect to payment, delivery, installation, services, warranty and other rights. In certain instances, we consider an accepted customer order, governed by a master sales agreement, to be the contract with the customer when legal rights and obligations exist. Contracts with customers may include the sale of products and services, as discussed in the paragraphs above. In certain instances, contracts can contain multiple performance obligations as discussed in the paragraph below. According to the terms of a sale contract, we may receive consideration from a customer prior to transferring goods to the customer, and we record these prepayments as a contract liability. We also record deferred revenue, typically related to service contracts, when consideration is received before the services have been performed. We recognize contract liabilities and deferred revenue as net sales after all revenue recognition criteria are met.

When determining revenue recognition for contracts, we make judgments based on our understanding of the obligations in each contract. We determine whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not customer acceptance terms are perfunctory or inconsequential impacts the timing of revenue recognition.

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

In cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct performance obligation has been met.

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire sale value is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount, or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us including our market assessment and expected cost plus margin.

The timetable for fulfilment of each of the distinct performance obligations can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The timing of revenue recognition for each performance obligation may be dependent upon several milestones, including physical delivery of equipment, completion of factory acceptance test, completion of site acceptance test, installation and connectivity of equipment, certification of training of personnel and, in the case of after-market service deliverables, the passage of time (typically evenly over the post-warranty period).

We often provide a guarantee to support our performance under multiple performance obligation contracts. In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

Allowance for Doubtful Accounts. The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. We monitor collections and payments from our customers, and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also assess current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory. Inventories are stated at the lower of cost or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, and market conditions, among other items. If these factors are less favorable than those projected, additional inventory write-downs may be required.

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

Business Combinations. In connection with the acquisition of a business, we record the fair value of purchase consideration for the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets.  Goodwill represents the excess purchase consideration over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized but is annually tested for impairment as of the end of the second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2020 indicated that it is not more likely than not that the fair values of our three reporting units are less than their carrying amounts, including goodwill. Despite the COVID-19 pandemic, there were no qualitative factors which would trigger impairment testing between measurement dates. Thus, we have determined that there is no goodwill impairment for any of our three reporting units.

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

	Fiscal	% of	Fiscal	% of	Fiscal	% of	2019‑2020	2020‑2021
	2019	Net Revenues	2020	Net Revenues	2021	Net Revenues	% Change	% Change

	(Dollars in millions)
Security	$747.5	63%	$742.0	64%	$633.3	55%	(1)%	(15)%
Healthcare	188.5	16%	185.3	16%	212.3	19%	(2)%	15%
Optoelectronics / Manufacturing	246.1	21%	238.7	20%	301.3	26%	(3)%	26%
Total Net Revenues	$1,182.1		$1,166.0		$1,146.9		(1)%	(2)%

Fiscal 2021 Compared with Fiscal 2020. Revenues for the Security division during the fiscal year ended June 30, 2021 continued to be impacted by the COVID-19 pandemic most notably in our aviation and cargo businesses, as we experienced delays in the timing of delivery and installation of equipment and related services, as well as the timing of receipt of new orders.  Our product revenues decreased by approximately $66 million. We also experienced a decrease in revenues of $60 million associated with the expiration of a contract in Mexico in June 2020. Excluding revenues attributable to the Mexico contract, our service revenues increased approximately $18 million.

Revenues for the Healthcare division during the year ended June 30, 2021 increased year-over-year due to an increase in sales of $26 million attributable to patient monitoring systems, cardiology equipment, supplies and accessories and related service revenue. Some of this increase was due to increased demand for our patient monitoring products as a result of the COVID-19 pandemic.

Revenues for the Optoelectronics and Manufacturing division during the year ended June 30, 2021 increased year-over year as a result of an increase in revenue in our contract manufacturing business of approximately $51 million and an increase in sales of approximately $11 million in our optoelectronics business, which includes a $7 million increase in revenues from a small business acquired in February 2020.

Gross Profit

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2019	Net Revenues	2020	Net Revenues	2021	Net Revenues

	(Dollars in millions)
Gross profit	$430.6	36.4%	$420.6	36.1%	$419.9	36.6%

Fiscal 2021 Compared with Fiscal 2020. Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold decreased year-over-year primarily as a result of the change in revenues. While certain raw material and component costs increased, these increases were mitigated by operational efficiencies. Gross profit as a percentage of net revenues during the year ended June 30, 2021 increased on a year-over-year basis due to (i) an improved gross margin in our Healthcare division (which has the highest gross margin among our divisions) as a result of the benefit of economies of scale associated with increased sales, combined with operating efficiencies, (ii) increase in Healthcare revenue as a percentage of total net revenues, and (iii) an increase in gross margin in our Security division. Our gross margin decreased within the Optoelectronics and Manufacturing division due to a less favorable sales mix.

Operating Expenses

	Fiscal	% of	Fiscal	% of	Fiscal	% of	2019‑2020	2020‑2021
	2019	Net Revenues	2020	Net Revenues	2021	Net Revenues	% Change	% Change

	(Dollars in millions)
Selling, general and administrative	$262.5	22.2%	$252.0	21.6%	$240.7	21.0%	(4)%	(5)%
Research and development	56.5	4.8%	57.3	4.9%	53.7	4.7%	1%	(6)%
Impairment, restructuring and other charges	3.8	0.3%	6.5	0.6%	10.1	0.9%	69%	55%
Total operating expenses	$322.8	27.3%	$315.8	27.1%	$304.5	26.5%	(2)%	(4)%

Selling, General and Administrative

Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense.

Fiscal 2021 Compared with Fiscal 2020. SG&A expense for the year ended June 30, 2021 decreased as compared to the same prior-year period due to reduced travel and entertainment and marketing expenses of $6 million and $3 million, respectively, due to the COVID-19 pandemic, and decreased third-party sales commissions of $8 million.  These decreases were offset by an increase in the provision for losses on accounts receivable of $5 million.

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

Fiscal 2021 Compared with Fiscal 2020. The decrease in R&D expense during the year ended June 30, 2021 from the same prior-year period reflected a decrease in materials and supplies consumed in research activities of $2 million and reduced travel expenses of $1 million due to the COVID-19 pandemic.

Impairment, Restructuring and Other Charges

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

Fiscal 2021 Compared with Fiscal 2020. During the year ended June 30, 2021, we incurred $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs include $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment for a leased facility. We also incurred costs of $2.1 million for other employee terminations and facility closure costs for operational efficiency activities, $0.3 million for acquisition-related activities, and $0.5 million for certain legal charges, net of insurance reimbursements. Impairment, restructuring and other charges in fiscal 2020 included (i) $5.5 million for impairment of assets associated with the write-off of intangible and fixed assets due to abandonment of a non-core product line in our Healthcare division and a strategic shift in the intended use of an intangible asset in the Security division, (ii) $4.2 million for employee termination and facility closure costs and (iii) $0.4 million in acquisition-related costs.  These charges in fiscal 2020 were partially offset by a net $3.6 million recovery of certain legal costs as a result of insurance reimbursements.

Interest and Other Expense, Net

	Fiscal	Fiscal	Fiscal
	2019	2020	2021

	(Dollars in millions)
Interest and other expense, net	$21.6	$18.8	$16.7

Fiscal 2021 Compared with Fiscal 2020. For the year ended June 30, 2021, interest and other expense, net was $16.7 million as compared to $18.8 million in the comparable prior-year period. This decrease was driven by lower average levels of borrowing under our revolving credit facility as well as lower average interest rates during the fiscal year ended June 30, 2021 compared to the same period in the prior year. Interest expense included $9.0 million and $8.8 million of non-cash interest expense during the years ended June 30, 2021 and 2020, respectively, mainly related to the Notes (see Note 8 to the condensed consolidated financial statements for further discussion).

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

Fiscal 2021 Compared with Fiscal 2020. For the years ended June 30, 2021 and 2020, we recognized a provision for income taxes of $24.6 million and $10.9 million, respectively. The effective tax rate for the years ended June 30, 2021 and 2020 was 24.9% and 12.6%, respectively. During the year ended June 30, 2021, we recognized a net discrete tax benefit of $1.2 million for equity-based compensation under ASU 2016-09. During the year ended June 30, 2020, we recognized a discrete tax benefit of $12.6 million, comprised of $6.8 million for equity-based compensation under ASU 2016-09 and $5.8 million for a return to provision true-up adjustment.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $80.6 million at June 30, 2021, an increase of $4.5 million, or 5.9%, from $76.1 million at June 30, 2020. During fiscal 2021, we generated $139.1 million of cash flow from operations. These proceeds were used for the following: $15.8 million invested in capital expenditures, $3.0 million for the acquisition of a business, $59.3 million for net repayment of bank borrowings and long-term debt and $49.0 million for share repurchases and taxes paid related to the net share settlement of equity awards. If we continue to net settle equity awards, we will use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, without repatriating earnings from non-U.S. subsidiaries, we anticipate that cash generated from operations will be able to satisfy our obligations in the United States.

We have a five-year revolving credit facility that allows us to borrow up to $535 million. As of June 30, 2021, there were no outstanding borrowings under our revolving credit facility and letters-of-credit outstanding totaled $63.2 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During fiscal 2021, we generated cash from operations of $139.1 million compared to $129.2 million in the prior fiscal year. This increase was driven by change in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $34.7 million during fiscal 2021 as compared to $42.7 million used during the prior year. During fiscal 2021, we used cash of $3.0 million for the acquisition of businesses as compared to $8.9 million in the prior fiscal year. Net capital expenditures in fiscal 2021 were $15.8 million compared to $20.4 million in the prior year.

Cash Used in Financing Activities. Net cash used in financing activities was $103.9 million during fiscal 2021, compared to $104.7 million during the prior year. The changes in cash flows from financing activities primarily relate to (i) net repayments of borrowings on bank lines of credit and debt totaling $59.3 million in fiscal 2021 compared to $29.2 million in fiscal 2020; and (ii) $49.1 million used for share repurchases and taxes paid related to the net share settlement of equity awards in fiscal 2021 compared to $76.3 million in the prior year.

Borrowings

Outstanding lines of credit and current and long-term debt totaled $277.3 million at June 30, 2021, a decrease of $49.7 million from $327.0 million at June 30, 2020. As of June 30, 2021, we were in compliance with all financial covenants under our various borrowing agreements. See Note 8 to the consolidated financial statements for further discussion.

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

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $80.6 million at June 30, 2021. Of this amount, approximately 71% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Malaysia, Singapore, Canada, and Australia, and to a lesser extent in Albania and Germany among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

In April 2020, the Board of Directors authorized a new share repurchase program of up to 1,000,000 shares, and in August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. This program does not expire unless our Board of Directors acts to terminate the program. During fiscal 2021, we repurchased 452,005 shares. As of June 30, 2021, 2,547,995 shares remained available for repurchase.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those previously disclosed.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. We conduct business in more than 20 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in other currencies. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $0.1 million, $(3.4) million, and $(1.3) million for the fiscal years ended June 30, 2019, 2020 and 2021, respectively. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $10.2 million in fiscal 2021. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $10.2 million in fiscal 2021.

Inflation

We do not believe that inflation has had a material impact on our results of operations.

Interest Rate Risk

The principal maturity and estimated value of our long-term debt exposure for each of the fiscal years set forth below as of June 30, 2021 were as follows (in thousands):

	Maturity
						2026 and
	2021	2022	2023	2024	2025	thereafter	Total	Fair Value
Convertible senior notes	$—	$—	$287,500	$—	$—	$—	$287,500	$307,280
Cash interest rate on convertible notes	1.25%	1.25%	1.25%	—%	—%	—%	1.25%	1.25%
Finance lease obligations	$846	$787	$—	$—	$—	$—	$1,633	$1,633
Average interest rate of finance lease obligations	4.0%	4.0%	—%	—%	—%	—%	4.0%	4.0%

At June 30, 2021, we had no borrowings under our revolving credit facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of OSI Systems, Inc. and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2021.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

OSI Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated inventories balance was $294.2 million as of June 30, 2021. The Company values its inventories at the lower of cost or net realizable value. The Company writes down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands and market conditions, among other items. As disclosed by management, if these factors are less favorable than those projected, additional inventory write-downs may be required.

The valuation of inventories requires management to make significant assumptions and complex judgments about the methods and assumptions used to determine its net realizable value. The assumptions included in the assessment of net realizable value by inventory category were retention periods, future usage and market demand for their products. Additionally, management makes qualitative judgments related to discontinued, slow moving and obsolete inventories.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls over the valuation of inventories, including those related to the Company’s methodology for valuing specific inventory categories;
●	Testing management’s process for determining the valuation of inventories, including:
o	Evaluating the reasonableness of the methodology selected to determine the net realizable value of inventories
o	Evaluating the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage and backlog;
o	Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate;
o	Testing the mathematical accuracy of management’s calculation
o	Testing the calculations related to the application of Company policies to specific inventory categories within each division;
o	Testing the completeness and appropriateness of specific reserves identified by management;
o	Performing inquiries with appropriate non-financial personnel, including sales and production employees, regarding obsolete or discontinued inventory models, cancelled sales orders and other factors to corroborate management’s assertions regarding qualitative judgments about discontinued, slow moving and obsolete inventories; and
●	Performing substantive analytical procedures to assess the reasonableness of the reserve and management’s valuation adjustment.

/s/ Moss Adams LLP
Los Angeles, California
August 23, 2021

We have served as the Company’s auditor since 2006.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts and par value)

	June 30,
	2020	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,102	$80,613
Accounts receivable, net	269,840	290,653
Inventories	241,226	294,208
Prepaid expenses and other current assets	30,541	43,930
Total current assets	617,709	709,404
Property and equipment, net	127,936	118,004
Goodwill	310,627	320,304
Intangible assets, net	128,279	127,608
Other assets	83,990	109,047
Total assets	$1,268,541	$1,384,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$59,000	$—
Current portion of long-term debt	926	846
Accounts payable	84,940	141,263
Accrued payroll and related expenses	46,127	50,816
Advances from customers	28,155	38,463
Other accrued expenses and current liabilities	110,953	113,379
Total current liabilities	330,101	344,767
Long-term debt, net	267,072	276,421
Deferred income taxes	5,846	7,157
Other long-term liabilities	93,370	116,202
Total liabilities	696,389	744,547
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 18,011,982 and 17,854,110 shares at June 30, 2020 and 2021, respectively	122,553	105,724
Retained earnings	474,793	548,842
Accumulated other comprehensive loss	(25,194)	(14,746)
Total stockholders’ equity	572,152	639,820
Total liabilities and stockholders’ equity	$1,268,541	$1,384,367

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended June 30,
	2019	2020	2021
Net revenues:
Products	$856,712	$850,478	$872,809
Services	325,403	315,566	274,093
Total net revenues	1,182,115	1,166,044	1,146,902
Cost of goods sold:
Products	572,673	575,342	586,935
Services	178,848	170,063	140,049
Total cost of goods sold	751,521	745,405	726,984
Gross profit	430,594	420,639	419,918
Operating expenses:
Selling, general and administrative	262,484	251,961	240,747
Research and development	56,509	57,308	53,696
Impairment, restructuring and other charges	3,827	6,483	10,104
Total operating expenses	322,820	315,752	304,547
Income from operations	107,774	104,887	115,371
Interest and other expense, net	(21,610)	(18,765)	(16,731)
Income before income taxes	86,164	86,122	98,640
Provision for income taxes	(21,368)	(10,870)	(24,591)
Net income	$64,796	$75,252	$74,049
Earnings per share:
Basic	$3.58	$4.14	$4.12
Diluted	$3.46	$4.05	$4.03
Shares used in per share calculation:
Basic	18,097	18,191	17,968
Diluted	18,720	18,600	18,388

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended June 30,
	2019	2020	2021
Net income	$64,796	$75,252	$74,049
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,059)	(6,590)	10,186
Other	116	(1,877)	262
Other comprehensive income (loss)	(1,943)	(8,467)	10,448
Comprehensive income	$62,853	$66,785	$84,497

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance-July 1, 2018	18,032,374	$169,475	$334,745	$(14,784)	$489,436
Exercise of stock options	169,799	4,972	—	—	4,972
Vesting of restricted stock/RSUs	364,410	—	—	—	—
Shares issued under employee stock purchase program	75,313	4,180	—	—	4,180
Stock compensation expense	—	25,251	—	—	25,251
Repurchase of common stock	(288,316)	(21,029)	—	—	(21,029)
Taxes paid related to net share settlement of equity awards	(186,560)	(13,936)	—	—	(13,936)
Net income	—	—	64,796	—	64,796
Other comprehensive loss	—	—	—	(1,943)	(1,943)
Balance-June 30, 2019	18,167,020	$168,913	$399,541	$(16,727)	$551,727
Exercise of stock options	201,150	1,817	—	—	1,817
Vesting of restricted stock/RSUs	390,613	—	—	—	—
Shares issued under employee stock purchase program	71,595	4,286	—	—	4,286
Stock compensation expense	—	23,817	—	—	23,817
Repurchase of common stock	(562,707)	(51,775)	—	—	(51,775)
Taxes paid related to net share settlement of equity awards	(255,689)	(24,505)	—	—	(24,505)
Net income	—	—	75,252	—	75,252
Other comprehensive loss	—	—	—	(8,467)	(8,467)
Balance-June 30, 2020	18,011,982	$122,553	$474,793	$(25,194)	$572,152
Exercise of stock options	88,657	1,302	—	—	1,302
Vesting of RSUs	313,892	—	—	—	—
Shares issued under employee stock purchase program	68,180	4,215	—	—	4,215
Stock compensation expense	—	26,771	—	—	26,771
Repurchase of common stock	(452,005)	(37,468)	—	—	(37,468)
Taxes paid related to net share settlement of equity awards	(176,596)	(11,649)	—	—	(11,649)
Net income	—	—	74,049	—	74,049
Other comprehensive income	—	—	—	10,448	10,448
Balance-June 30, 2021	17,854,110	$105,724	$548,842	$(14,746)	$639,820

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended June 30,
	2019	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,796	$75,252	$74,049
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	56,234	49,758	43,855
Stock-based compensation	25,251	23,817	26,771
Provision for losses on accounts receivable	2,741	4,741	9,823
Deferred income taxes	(8,536)	(431)	432
Amortization of debt discount and issuance costs	9,026	9,383	9,756
Impairment charges	—	5,458	552
Other	292	178	(109)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(27,206)	(37,071)	(28,955)
Inventories	39,447	30,752	(47,768)
Prepaid expenses and other assets	(6,175)	(10,566)	(34,430)
Accounts payable	(16,623)	(8,893)	55,601
Accrued payroll and related expenses	3,355	4,205	10,486
Advances from customers	(12,489)	(15,188)	9,796
Other	(11,001)	(2,215)	9,207
Net cash provided by operating activities	119,112	129,180	139,066
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(27,412)	(20,388)	(15,760)
Purchases of certificates of deposit	—	—	(4,892)
Proceeds from maturities of certificates of deposit	—	—	2,710
Acquisition of businesses, net of cash acquired	(18,271)	(8,940)	(3,000)
Acquisition of intangible and other assets	(2,803)	(13,359)	(13,751)
Net cash used in investing activities	(48,486)	(42,687)	(34,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on bank lines of credit	(25,006)	(29,000)	(59,000)
Proceeds from long-term debt	1,409	770	739
Payments on long-term debt	(3,122)	(970)	(1,057)
Proceeds from exercise of stock options and employee stock purchase plan	9,152	6,103	5,517
Payment of contingent consideration	(5,782)	(5,353)	(1,007)
Repurchase of common stock	(21,029)	(51,775)	(37,468)
Taxes paid related to net share settlement of equity awards	(13,936)	(24,505)	(11,649)
Net cash used in financing activities	(58,314)	(104,730)	(103,925)
Effect of exchange rate changes on cash	(810)	(1,977)	4,063
Net increase (decrease) in cash and cash equivalents	11,502	(20,214)	4,511
Cash and cash equivalents—beginning of year	84,814	96,316	76,102
Cash and cash equivalents—end of year	$96,316	$76,102	$80,613
Supplemental disclosure of cash flow information:
Interest	$11,862	$7,713	$5,979
Income taxes	$34,794	$19,077	$12,778

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2021

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

We have three reporting segments: (i) Security, providing security and inspection systems and turnkey security screening solutions; (ii) Healthcare, providing patient monitoring, diagnostic cardiology and connected care systems and associated accessories; and (iii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions, as well as third parties for applications in the defense and aerospace markets, among others.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, fair values of assets acquired and liabilities assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Due to the inherent uncertainty involved in making estimates, our actual amounts reported in future periods could differ materially from these estimates.

Cash and Cash Equivalents—We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $80.6 million at June 30, 2021. Of this amount, approximately 71% was held by our foreign subsidiaries and subject to repatriation tax considerations.  These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Malaysia, Singapore, Canada and Australia, and to a lesser extent in Albania and Germany among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

Accounts Receivable—We monitor collections and payments from our customers, and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on known troubled accounts, historical experience, current economic trends that might impact the level of credit losses in the future and other available information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our segments based on the nature of the product line of the acquired business. The carrying value of goodwill is not amortized but is annually tested for impairment as of the end of the second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessments conducted as of December 31, 2020 indicated that it is not more likely than not that the fair values of our three reporting units are less than their carrying amounts, including goodwill. Despite the COVID-19 pandemic, there were no qualitative factors which would trigger impairment testing between measurement dates. Thus, we have determined that there is no goodwill impairment for any of the three reporting units.

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

Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments and foreign currency forward contracts. The carrying values of financial instruments, other than long term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2021.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The “Level 1” category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. The “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. The “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. Our contingent payment obligations related to acquisitions, which are further discussed in Note 11 to the consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of our financial assets and liabilities as of June 30, 2020 and 2021 are categorized as follows (in thousands):

	June 30, 2020				June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$37,155	$—	$37,155	$—	$47,113	$—	$47,113
Liabilities—Contingent consideration	$—	$—	$13,867	$13,867	$—	$—	$19,431	$19,431

Derivative Instruments and Hedging Activity—Our use of derivatives consists of foreign currency forward contracts. These forward contracts are utilized to partially mitigate certain balance sheet exposures or used as a net investment hedge to protect against potential changes resulting from short-term foreign currency fluctuations. These contracts have original maturities of up to three months.  We do not use hedging instruments for speculative purposes.

The net investment hedge has been designated as a hedge instrument and accounted for under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. Hedge effectiveness is assessed using the spot method, consistent with guidance in ASC 815 whereby the change in fair value of the forward contract is recorded in the same manner as the related currency translation adjustments, within other comprehensive income, as the hedging instrument is expected to be fully effective unless the amount hedged exceeds the net investment in the foreign operation, or the foreign operation is liquidated. We settled the net investment hedge in the second quarter of fiscal 2021, and the amount recorded in other comprehensive loss was not significant. There were no net investment hedges outstanding as of June 30, 2021.

The net gains or losses from the foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated income statement. We initiated these forward contracts in the first quarter of fiscal 2021 and the amounts reported in the consolidated income statement for the year ending June 30, 2021 were not significant.  The fair value of our forward foreign exchange contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  As of June 30, 2021, we held foreign currency forward contracts with notional amounts totaling $26.1 million. Unrealized gains and losses from the forward currency forward contracts as of June 30, 2021 were not significant.  There were no derivative instruments as of June 30, 2020.

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

FOR THE THREE YEARS ENDED JUNE 30, 2021

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire sale value is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount, or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to us including our market assessment and expected cost plus margin.

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

FOR THE THREE YEARS ENDED JUNE 30, 2021

We often provide a guarantee to support our performance under multiple performance obligations. In the event that customers are permitted to terminate such arrangements, the underlying contract typically requires payment for deliverables and reimbursement of costs incurred through the date of termination.

We disaggregate revenue by reporting segment (Security, Optoelectronics and Manufacturing, and Healthcare) to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 14 for additional details of revenues by reporting segment.

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

Credit Risk and Concentration—Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We restrict investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our company’s worldwide customer base. As of June 30, 2020, one customer accounted for 13% of accounts receivable. As of June 30, 2021, no customer accounted for greater than 10% of accounts receivable. In fiscal years 2020 and 2021, no customer accounted for greater than 10% of revenues. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for potential credit losses.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

Our cash and cash equivalents totaled $76.1 million and $80.6 million at June 30, 2020 and 2021, respectively. Of these amounts, approximately 63% and 71% was held by our foreign subsidiaries at June 30, 2020 and 2021, respectively.

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

Foreign Currency Translation and Transactions—We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. We also have subsidiaries where the United States dollar has been designated as the functional currency based on individual facts and circumstances. Remeasurement of non-United States dollar monetary assets and liabilities are translated using period-end exchange rates and associated gains and losses are recognized in the consolidated statements of operations. Non-monetary assets and liabilities are translated using historical exchange rates. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a gain (loss) of approximately $0.1 million, $(3.4) million and $(1.3) million for the fiscal years ended June 30, 2019, 2020 and 2021, respectively.

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

Earnings per Share—We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. In periods where a net loss is reported, basic and diluted net loss per share are the same since the effect of potential common shares is antidilutive and therefore excluded. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $107.46 because the principal amount of the Notes is intended to be settled in cash upon conversion. There was no dilutive effect of the Notes for the years ended June 30, 2019, 2020 and 2021.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2019	2020	2021
Net income available to common stockholders	$64,796	$75,252	$74,049
Weighted average shares outstanding—basic	18,097	18,191	17,968
Dilutive effect of equity awards	623	409	420
Weighted average shares outstanding—diluted	18,720	18,600	18,388
Basic earnings per share	$3.58	$4.14	$4.12
Diluted earnings per share	$3.46	$4.05	$4.03
Weighted average shares excluded from diluted earnings per share due to their anti-dilutive effect	40	120	47

Warranty Provision—We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in other accrued expenses and current liabilities and the noncurrent portion is included in other long-term liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2021 is summarized in the following table (in thousands):

Warranty provision as of June 30, 2018	$21,819
Warranty claims provided for/assumed in acquisition	8,867
Settlements made	(8,962)
Warranty provision as of June 30, 2019	$21,724
Warranty claims provided for/assumed in acquisition	7,551
Settlements made	(8,450)
Warranty provision as of June 30, 2020	$20,825
Warranty claims provided for/assumed in acquisition	5,419
Settlements made	(6,508)
Warranty provision as of June 30, 2021	$19,736

Leases—Right of use ("ROU") assets represent our right to use an underlying asset during the reasonably certain lease terms, and lease liabilities represent our obligation to make lease payments arising from the leases. We recognize ROU lease assets and lease liabilities at lease commencement on our consolidated balance sheet based on the present value of lease payments over the lease term using a discount rate determined based on our incremental borrowing rate since the rate implicit in each lease is not readily determinable. We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component. We also elected the hindsight practical expedient, which allows us to use hindsight in determining the lease term. We do not record an ROU asset and corresponding lease liability for leases with an initial term of one year or less ("short-term leases"). The terms in our leases may include options to extend or terminate the lease. We recognize ROU assets and liabilities when it is reasonably certain that we will exercise those options. Judgment is required in our assessment as to whether renewal or termination options are reasonably certain to be exercised and factors such as contractual terms compared to current market rates and the importance of the facility and location to our operations, among others, are considered. Lease payments are made in accordance with the lease terms, and lease expense, including short-term lease expense, is recognized on a straight-line basis over the lease term.

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

FOR THE THREE YEARS ENDED JUNE 30, 2021

lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. We also have finance leases for fleet vehicles that are not material to the consolidated financial statements.

Subsequent Events—In accordance with ASC 855 the Company's management evaluated material events after the balance sheet date through the date of the filing of this report with the Securities and Exchange Commission, and there are no disclosable subsequent events.

Recent Accounting Guidance

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

Reference Interest Rate

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. Modifications to debt agreements for a change in the reference interest rate will be accounted for by prospectively adjusting the effective interest rate.  The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates; however, the adoption of this new guidance for modifications to contracts, if any, is not expected to have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Convertible Debt

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

disclosures with regard to convertible instruments and associated fair values. We are required to adopt this new guidance in the first quarter of fiscal 2023. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We intend to early adopt the new guidance on July 1, 2021 using the modified retrospective approach and expect to record a $19 million increase to retained earnings and a reduction of $27 million previously recorded in common stock as if there had been no equity component. Additionally, we also expect to record an increase to the convertible notes balance by approximately $10 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles of ASC 740 and is intended to improve consistency and simplify GAAP by clarifying and amending existing guidance for income taxes and related topics. We are required to adopt this new guidance in the first quarter of fiscal 2022. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

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

Other Business Acquisitions

In fiscal 2020 we paid an aggregate of $8.9 million, plus an insignificant amount of future contingent consideration, for four business acquisitions. The goodwill recognized for these businesses are deductible for income tax purposes. These acquisitions were financed with available cash on hand.

In fiscal 2019 we paid an aggregate of $18.3 million, plus up to $6 million in future contingent consideration, which may be earned over a five-year period, for three business acquisitions. The majority of the goodwill recognized for these businesses are deductible for income tax purposes. These acquisitions were financed with cash on hand and borrowings under our credit facility.

These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations related to these businesses have not been presented.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

3.           BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Accounts receivable, net	June 30,
	2020	2021
Accounts receivable	$287,488	$315,926
Less allowance for doubtful accounts	(17,648)	(25,273)
Total	$269,840	$290,653

Inventories	June 30,
	2020	2021
Raw materials	$132,797	$160,313
Work-in-process	50,023	59,594
Finished goods	58,406	74,301
Total	$241,226	$294,208

Property and equipment, net	Estimated
	Useful	June 30,
	Lives	2020	2021
Land	N/A	$16,516	$16,357
Buildings, civil works and improvements	5-40 years	57,709	57,555
Leasehold improvements	1-13 years	9,052	8,874
Equipment and tooling	3-10 years	128,657	129,735
Furniture and fixtures	3-10 years	3,166	3,275
Computer equipment	3-5 years	17,487	19,349
Computer software	3-10 years	18,217	23,090
Computer software implementation in process	N/A	11,817	11,102
Construction in process	N/A	3,598	4,011
Total		266,219	273,348
Less accumulated depreciation and amortization		(138,283)	(155,344)
Property and equipment, net		$127,936	$118,004

During fiscal 2019, 2020 and 2021, depreciation expense was approximately $20.5 million, $21.5 million and $22.4 million, respectively.

4.           GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for fiscal 2020 and 2021 are as follows (in thousands):

			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2019	$200,079	$40,064	$66,965	$307,108
Goodwill acquired or adjusted during the period	3,973	—	1,033	5,006
Foreign currency translation adjustment	(425)	(81)	(981)	(1,487)
Balance as of June 30, 2020	$203,627	$39,983	$67,017	$310,627
Goodwill acquired or adjusted during the period	2,322	3,244	—	5,566
Foreign currency translation adjustment	477	357	3,277	4,111
Balance as of June 30, 2021	$206,426	$43,584	$70,294	$320,304

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

Intangible assets consisted of the following (amounts in thousands):

		June 30, 2020			June 30, 2021
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8-9 years	$41,332	$(16,295)	$25,037	$49,183	$(15,679)	$33,504
Patents	19 years	9,962	(2,584)	7,378	8,753	(2,597)	6,156
Developed technology	10 years	55,719	(19,556)	36,163	60,665	(25,923)	34,742
Customer relationships/backlog	7 years	64,128	(32,110)	32,018	50,676	(26,588)	24,088
Total amortizable assets		171,141	(70,545)	100,596	169,277	(70,787)	98,490
Non-amortizable assets:
In-process R&D		533	—	533	533	—	533
Trademarks		27,150	—	27,150	28,585	—	28,585
Total intangible assets		$198,824	$(70,545)	$128,279	$198,395	$(70,787)	$127,608

Amortization expense related to intangible assets was $21.4 million, $20.7 million and $21.5 million for fiscal 2019, 2020 and 2021, respectively.

At June 30, 2021, the estimated future amortization expense was as follows (in thousands):

2022	$16,594
2023	16,199
2024	15,658
2025	12,316
2026	8,390
Thereafter	29,333
Total	$98,490

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. During fiscal 2019, 2020 and 2021, we capitalized software development costs in the amounts of $2.7 million, $11.9 million and $12.9 million, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

5.            CONTRACT ASSETS AND LIABILITIES

The table below shows the balance of contract assets and liabilities as of June 30, 2020 and 2021, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	June 30,
	2020	2021	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$43,011	$40,853	$(2,158)	(5)%

Contract Liabilities (in thousands)

	June 30,	June 30,
	2020	2021	Change	% Change
Advances from customers	$28,155	$38,463	$10,308	37%
Deferred revenue—current	32,863	32,689	(174)	(1)%
Deferred revenue—long-term	13,214	14,898	1,684	13%

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $251.5 million. We expect to recognize revenue on approximately 57% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the year ended June 30, 2021, we recognized revenue of $58.6 million from contract liabilities existing as of July 1, 2020.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

6.            LEASES

The components of operating lease expense for the fiscal years ended June 30, 2020 and 2021 were as follows (in thousands):

	Year Ended June 30,
	2020	2021
Operating lease cost	$10,232	$9,384
Variable lease cost	746	927
Short-term lease cost	943	907
	$11,921	$11,218

Supplemental balance sheet assets and liabilities related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2020	June 30, 2021
Operating lease ROU assets, net	Other assets	$27,936	$23,439

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$8,537	$7,499
Operating lease liabilities, long-term	Other long-term liabilities	19,713	16,317
Total operating lease liabilities		$28,250	$23,816

Weighted average remaining lease term			4.1 years
Weighted average discount rate			4.1%

Supplemental cash flow information related to operating leases for the year ended June 30, 2021 was as follows (in thousands):

	Year Ended June 30,
	2020	2021
Cash paid for operating lease liabilities	$7,664	$9,884
ROU assets obtained in exchange for new lease obligations	3,718	4,212

Maturities of operating lease liabilities under ASC 842 (defined below) at June 30, 2021 were as follows (in thousands):

June 30, 2021
Less than one year	$8,291
1 – 2 years	5,944
2 – 3 years	4,828
3 – 4 years	3,001
4 – 5 years	2,233
Thereafter	1,944
26,241
Less: Imputed interest	(2,425)
Total lease liabilities	$23,816

7.            IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the year ended June 30, 2021, we incurred $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs include $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment for a leased facility. We also incurred costs of $1.6 million for other employee terminations and $0.5 million for other facility closure costs for operational efficiency activities, $0.3 million for acquisition-related activities, and $0.5 million for certain legal charges, net of insurance reimbursements.

During fiscal 2020, we incurred $0.4 million in costs for professional fees relating to acquisitions, $4.0 million in employee termination costs as part of operational efficiency initiatives, and $0.2 million in costs associated with the consolidation of facilities in our Security division. Additionally, legal fees and settlement costs resulted in a net recovery of $3.6 million as a result of insurance reimbursements of certain legal costs. During the year ended June 30, 2020, we also impaired an intangible asset for IPR&D in the Security division due to a strategic shift in the direction of the project and abandoned a non-core product line in our Healthcare division which resulted in the write-off of assets, including intangible and fixed assets. As a result, $5.5 million of assets, including intangible and fixed assets, were written off as we determined that these assets had no value and were permanently impaired. These impairment charges were included in impairment, restructuring and other charges in our consolidated statements of operations.

The following tables summarize impairment, restructuring and other charges for the periods set forth below (in thousands):

	2019
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$287	$1,021	$1,308
Employee termination costs	132	1,629	687	—	2,448
Facility closures/consolidation	—	1,918	84	—	2,002
Legal costs (recoveries), net	—	—	—	(1,931)	(1,931)
Total expensed	$132	$3,547	$1,058	$(910)	$3,827

	2020
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Total
Impairment charges	$2,200	$3,258	$—	$—	$5,458
Acquisition-related costs	309	—	41	—	350
Employee termination costs	2,748	466	618	184	4,016
Facility closures/consolidation	231	—	—	—	231
Legal costs (recoveries), net	—	—	—	(3,572)	(3,572)
Total expensed	$5,488	$3,724	$659	$(3,388)	$6,483

	2021
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Total
Impairment charges	$552	$—	$—	$—	$552
Acquisition-related costs	249	27	—	—	276
Employee termination costs	4,130	—	315	—	4,445
Mexico transaction costs	2,691	—	—	—	2,691
Facility closures/consolidation	1,675	—	—	—	1,675
Legal costs (recoveries), net	—	—	—	465	465
Total expensed	$9,297	$27	$315	$465	$10,104

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the consolidated balance sheet. The changes in the accrued liability for restructuring and other charges for fiscal 2020 and 2021 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure /	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2019	$—	$432	$—	$6,331	$6,763
Restructuring and other charges (benefit), net	350	4,016	231	(3,572)	1,025
Payments, adjustments and reimbursements, net	(350)	(3,903)	(30)	(877)	(5,160)
Balance as of June 30, 2020	$—	$545	$201	$1,882	$2,628
Restructuring and other charges, net	276	4,368	1,675	3,156	9,475
Payments, adjustments and reimbursements, net	(276)	(4,663)	(1,490)	(2,266)	(8,695)
Balance as of June 30, 2021	$—	$250	$386	$2,772	$3,408

8.           BORROWINGS

Revolving Credit Facility

We have a revolving credit facility with an aggregate committed amount of up to $535 million which matures in April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of June 30, 2021 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of our credit facility allow for replacement if that occurs. Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.10% as of June 30, 2021 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The agreement contains various representations and warranties, affirmative, negative and financial covenants and conditions of default. As of June 30, 2021, there were no borrowings outstanding under the revolving credit facility and $63.2 million outstanding under the letters of credit sub facility.The amount available to borrow under the credit facility as of June 30, 2021 was $471.8 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each revolving loan is due and payable in full on the maturity date. We have the right to repay each revolving loan in whole or in part from time to time without penalty.  It is our practice to routinely borrow and repay several times per year under this revolving facility. Therefore, borrowings under the credit facility are included in current liabilities. As of June 30, 2021, we are in compliance with all financial covenants under this credit facility.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

The Notes are convertible prior to March 1, 2022 only upon specified events and during specified periods and are, thereafter convertible, at any time, in each case at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to our stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the indenture provides that the Notes may be settled, at our election, in shares of our common stock, cash or a combination of cash and shares of common stock. We have irrevocably elected a combination settlement method to satisfy the conversion obligation, which provides for us to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares of common stock, as well as cash in lieu of fractional shares.

We may redeem the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of  30 consecutive trading days. If we undergo a fundamental change, as defined in the indenture for the Notes, subject to certain conditions, holders of the Notes may require us to repurchase all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible. Since the last reported sales price of our Common Stock did not exceed 130% of the conversion price for at least 20 trading days within any applicable period of 30 consecutive trading days during fiscal year 2021, the Notes are not yet convertible.

Pursuant to ASC 470-20, we allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the fiscal year ended June 30, 2021 related to the Notes was $13.4 million, which consisted of $3.6 million of contractual interest expense, $8.6 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. For fiscal year ended June 30, 2020, the total interest expense was $13.0 million, which consisted of $3.6 million of contractual interest expense, $8.2 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. For fiscal year ended June 30, 2019, the total interest expense was $12.6 million, which consisted of $3.6 million of contractual interest expense, $7.8 million of debt discount amortization and $1.2 million of amortization of debt issuance costs. As of June 30, 2020 and 2021, the unamortized debt discount was $19.1 million and $10.5 million, respectively, which was being amortized over the remaining contractual term to maturity of the Notes using an effective interest rate of 4.50%. The unamortized debt issuance cost of $2.5 million and $1.4 million as of June 30, 2020 and 2021, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of June 30, 2021, $65.7 million was outstanding under these letter-of-credit facilities. As of June 30, 2021, the total amount available under these credit facilities was $8.8 million.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

Long-term debt consisted of the following at June 30, 2020 and 2021 (in thousands):

	2020	2021
1.25% convertible notes due 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(19,075)	(10,494)
Unamortized debt issuance costs	(2,547)	(1,372)
	265,878	275,634
Other long-term debt	2,120	1,633
	267,998	277,267
Less current portion of long-term debt	(926)	(846)
Long-term portion of debt	$267,072	$276,421

Fiscal year principal payments of long-term debt as of June 30, 2021 are as follows (in thousands):

2022	$846
2023	276,110
2024	241
2025	70
2026 and thereafter	—
Total	$277,267

9.            STOCKHOLDERS’ EQUITY

Stock-based Compensation

As of June 30, 2021, we maintained the Amended and Restated 2012 Incentive Award Plan (the “2012 Plan”) and the Amended and Restated 2006 Equity Participation Plan (the “ 2006 Plan”) as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the “OSI Plans.”

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	2019	2020	2021
Cost of goods sold	$732	$708	$760
Selling, general and administrative	23,876	22,546	25,457
Research and development	643	563	554
Stock-based compensation expense	$25,251	$23,817	$26,771

As of June 30, 2021, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.5 million for stock options and $13.9  million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted-average period of 1.9 years with respect to the stock options and 2.1 years for grants of RSUs.

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

FOR THE THREE YEARS ENDED JUNE 30, 2021

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

FOR THE THREE YEARS ENDED JUNE 30, 2021

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2019	2020	2021
Expected dividend	—	—	—
Risk-free interest rate	2.6%	1.6%	0.4%
Expected volatility	28.0%	26.0%	26.0%
Expected holding period (in years)	4.5	4.5	4.5

The following summarizes stock option activity for fiscal years 2019, 2020 and 2021:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2018	677,525	32.80
Granted	19,259	73.37
Exercised	(169,799)	32.11
Expired or forfeited	(11,101)	70.50
Outstanding at June 30, 2019	515,884	$33.74
Granted	13,263	101.31
Exercised	(201,150)	20.48
Expired or forfeited	(1,693)	81.79
Outstanding at June 30, 2020	326,304	$44.41
Granted	22,171	82.17
Exercised	(88,657)	35.19
Expired or forfeited	(4,598)	80.46
Outstanding at June 30, 2021	255,220	$50.24	2.5 years	$13,118
Exercisable at June 30, 2021	221,090	$44.80	1.5 years	$12,567

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plans was $20.45, $24.88 and $18.37 for fiscal 2019, 2020 and 2021, respectively. The total intrinsic value of options exercised during fiscal 2021 was $3.9 million.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

Restricted Stock Units—A summary of RSU activity for the periods indicated was as follows:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2018	526,377	$71.56
Granted	375,580	74.40
Vested	(364,410)	70.92
Forfeited	(16,407)	74.13
Nonvested at June 30, 2019	521,140	$73.97
Granted	308,431	87.88
Vested	(390,613)	68.63
Forfeited	(15,368)	83.36
Nonvested at June 30, 2020	423,590	$88.68
Granted	339,311	80.40
Vested	(313.892)	86.12
Forfeited	(13,084)	85.78
Nonvested at June 30, 2021	435,925	$84.16

The per-share weighted average grant-date fair value of RSUs granted under the OSI Plans was $74.40, $87.88, and $80.40 for fiscal 2019, 2020 and 2021, respectively. The total fair value of shares vested during fiscal 2019, 2020 and 2021 was $25.8 million, $26.8 million, and $27.0 million, respectively.

In December 2020, our shareholders authorized an increase of 1.65 million shares for the 2012 Plan resulting in a maximum pool of 7.1 million shares. As of June 30, 2021, there were approximately 2.1 million shares available for grant under the 2012 Plan. Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 97,514, 81,621, and 136,242 performance-based awards during fiscal 2019, 2020 and 2021, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 400% of the original number of shares or units awarded.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of Common Stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the three years ended June 30, 2019, 2020 and 2021, employees purchased 70,857, 69,399, and 63,499 shares, respectively. As of June 30, 2021, there were 537,935 shares of our Common Stock available for issuance under the plan.

Stock Repurchase Program

During fiscal 2019, 2020 and 2021, we repurchased 288,316 shares, 562,707 shares and 452,005 shares, respectively, of Common Stock under our then current programs.

In April 2020, the Board of Directors authorized a new share repurchase program of up to 1,000,000 shares of Common Stock. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of Common Stock issued and outstanding in our consolidated financial statements. As of June 30, 2021, 2,547,995 shares were available for repurchase under the current program.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

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

10.            INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2019	2020	2021
Pre-tax income:
United States	$6,575	$41,025	$34,323
Foreign	79,589	45,097	64,317
Total pre-tax income	$86,164	$86,122	$98,640

Our provision (benefit) for income taxes consists of the following (in thousands):

	2019	2020	2021
Current:
Federal	$541	$2,661	$4,407
State	883	577	1,190
Foreign	28,480	8,063	18,562
Total current provision	29,904	11,301	24,159
Deferred:
Federal	$(1,697)	$2,882	$679
State	1,214	45	464
Foreign	(8,053)	(3,358)	(711)
Total deferred provision (benefit)	(8,536)	(431)	432
Total provision	$21,368	$10,870	$24,591

As of June 30, 2020 and 2021, our liability for uncertain tax positions was $6.0 million and $10.0 million, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.4 million.

We recognize potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2021, we had accrued $1.4 million for interest and penalties. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2017 for federal purposes, fiscal years after 2016 for state purposes and fiscal years after 2009 for various foreign jurisdictions. Facts and circumstances could arise that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

A summary of activity of unrecognized tax benefits for fiscal 2020 and 2021 is as follows (in thousands).

Balance at June 30, 2019	$11,386
Additions on tax positions for the current year	1,764
Additions on tax positions from prior years	451
Reduction in tax positions from prior year	(291)
Balance at June 30, 2020	$13,310
Additions on tax positions for the current year	5,937
Additions on tax positions from prior years	678
Reduction in tax positions from prior year	(248)
Balance at June 30, 2021	$19,677

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2020	2021
Deferred income tax assets:
Tax credit carryforwards	$15,277	$16,767
Net operating loss carryforwards	4,241	3,745
Customer advances	2,725	2,819
Allowance for doubtful accounts	2,927	5,266
Inventory reserve	11,999	10,391
Inventory capitalization	2,762	489
Accrued liabilities	4,879	4,466
Operating lease liabilities	7,243	10,522
Stock and deferred compensation	9,911	12,323
Other assets	2,178	2,685
Total deferred income tax assets	64,142	69,473
Valuation allowance	(17,371)	(16,177)
Net deferred income tax assets	46,771	53,296
Deferred income tax liabilities:
Depreciation	(1,459)	(2,137)
Amortization of intangible assets	(27,907)	(31,779)
Withholding tax on unrepatriated foreign earnings	(5,114)	(6,851)
Operating lease ROU assets	(7,295)	(10,355)
State transition tax	(1,754)	(1,754)
Convertible debt	(4,432)	(2,384)
Prepaid expenses	(1,399)	(929)
Other liabilities	(143)	(107)
Total deferred income tax liabilities	(49,503)	(56,296)
Net deferred income tax liability	$(2,732)	$(3,000)

The components of the net deferred income tax liability are classified in the consolidated balance sheets as follows (in thousands):

	2020	2021
Long term deferred income tax asset, included in other assets	$3,114	$4,157
Long term deferred income tax liability	(5,846)	(7,157)
Net deferred income tax liability	$(2,732)	$(3,000)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	2020	2021
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$15,614	$10,383
Current taxes payable, included in other accrued expenses and current liabilities	(4,086)	(4,377)
Net tax receivable	$11,528	$6,006

As of June 30, 2021, we had state and foreign net operating loss carryforwards of approximately $25.7 million and $8.9 million, respectively. As of June 30, 2021, we had federal and state tax credit carryforwards of approximately $10.4 million and $8.9 million, respectively. Our credit carryforwards will begin to expire in the tax year ending June 30, 2034.

We have established valuation allowances that relate to the net operating loss of certain subsidiaries, capital losses, and tax credits. During the year ended June 30, 2021, we recorded a net aggregated decrease of $1.2 million to these valuation allowances. We review the adequacy of individual valuation allowances and release such allowances when it is determined that it is more likely than not that the related benefits will be realized.

We recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the current year. An income tax expense of approximately $1.4 million and $4.2 million was recognized in fiscal 2020 and 2021, respectively.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2019	2020	2021
Provision for income taxes at federal statutory rate	21.0%	21.0%	21.0%
Research and development tax credits	(1.6)	(1.6)	(1.7)
Foreign income subject to tax at other than federal statutory rate	2.9	(0.8)	0.6
Stock compensation	(3.2)	(6.7)	(.9)
Officers’ compensation	3.5	4.4	5.8
Change in valuation allowance	(1.8)	(1.3)	(5.9)
Unrecognized tax expense	0.1	1.2	4.2
Tax on foreign currency gains and losses	0.2	2.1	(0.2)
State tax expense	1.6	1.1	1.2
U.S. tax on foreign earnings	1.0	(2.1)	(1.8)
Changes in prior year estimates	—	(6.4)	—
Global intangible low-taxed income, net of foreign tax credits	1.0	1.8	0.5
Foreign Derived Intangible Income Benefit	(0.4)	(0.6)	(1.3)
Withholding tax on foreign earnings	—	—	3.4
Other	0.5	0.5	—
Effective income tax rate	24.8%	12.6%	24.9%

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

11.          COMMITMENTS AND CONTINGENCIES

Acquisition-Related Contingent Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $30.2 million as of June 30, 2021.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $1.6 million and $1.0 million, respectively, during the fiscal years ended June 30, 2020 and 2021, respectively.

For acquisitions completed after fiscal 2009, pursuant to ASC 805, the estimated fair value of these obligations is recorded as a liability at the time of the acquisition with subsequent revisions recorded in Selling, general and administrative expense in the consolidated financial statements. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, which may include projected revenues, gross margins, operating income, and the estimated probability of achieving the earn-outs.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2020 to June 30, 2021 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2020	$13,867
Additions	7,304
Change in fair value	(1,740)
Payments on contingent earn-out obligations	—
Ending fair value, June 30, 2021	$19,431

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

Indemnifications and Certain Employment-Related Contingencies—In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2021.

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

FOR THE THREE YEARS ENDED JUNE 30, 2021

the event of Mr. Chopra’s death or disability. The bonus is recorded in the financial statements over the remaining term of the employment agreement and is included in other long-term liabilities.

Legal Proceedings—In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the District Court that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller's report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. In April 2018 and March 2019, two shareholder derivative complaints were filed purportedly on behalf of the Company against certain members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and a member of management. The derivative actions, which were consolidated by the District Court in November 2019 in an action captioned Kocen and Riley v. Chopra, et al. No. 18 CV 03371, allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report and seek damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. The derivative actions have been dismissed and an appeal is pending. We believe that the actions are without merit and intend to defend them vigorously, and we expect to incur costs associated with defending against these actions. The Arkansas Teacher Retirement System consolidated action is in its early discovery stage. The ultimate outcomes are uncertain and we cannot reasonably predict the timing or outcomes, or estimate the amount of loss, if any, or their effect, if any, on our financial statements.

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

12.          RELATED-PARTY TRANSACTIONS

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and one of our Executive Vice Presidents owns a 4.5% ownership interest. Our initial investment in the joint venture was approximately $0.1 million. For each of the years ended June 30, 2019, 2020 and 2021 our equity earnings in the joint venture were less than $0.1 million. We, our Chairman and Chief Executive Officer and our Executive Vice President collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Sales to the joint venture partner for fiscal 2019, 2020 and 2021 were approximately $4.0 million, $2.3 million and $2.4 million, respectively. Receivables from the joint venture were $0.3 million and $0.5 million as of June 30, 2020 and 2021, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

13.          EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

We have various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and we match a certain portion of employee contributions. We contributed approximately $6.4 million, $6.5 million and $6.7 million to the plans for the fiscal years ended June 30, 2019, 2020 and 2021, respectively.

Deferred Compensation Plan

We have a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. We may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to us and, also, vest completely upon the participant’s disability or death while employed by us or immediately prior to a change of control. We made contributions of $0.5 million for each of fiscal year 2019, 2020 and 2021. As of June 30, 2021, we held assets of $32.8 million and liabilities of $32.3 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2020 and 2021, and a statement of the funded status as of June 30, 2020 and 2021 (in thousands):

	2020	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$14,059	$16,225
Translation adjustment	(155)	700
Interest costs	442	477
Amendment	1,260	1,272
Actuarial (gain) loss	770	(45)
Benefits paid	(151)	(195)
Benefit obligation at end of year	16,225	18,434
Change in Plan Assets
Fair value of plan assets at beginning of year	5,781	5,358
Translation adjustment	(156)	710
Actual return on plan assets	(160)	1,090
Benefits paid	(107)	(148)
Fair value of plan assets at end of year	5,358	7,010
Funded status and net amount recognized	$(10,867)	$(11,424)
Amount recognized in consolidated balance sheets consists of:
Investments	$226	$1,503
Accrued pension liability	(11,093)	(12,927)
Accumulated other comprehensive income	3,424	4,319

One of our defined benefit pension plans is considered a nonqualified plan, therefore we have funded a separate rabbi trust which comprises insurance company contracts with fair values of $10.7 million and $14.3 million as of June 30, 2020 and 2021, respectively. These amounts are not included in the fair value of plan assets in the table above.

The following table provides the net periodic benefit costs for the fiscal years ended June 30, (in thousands):

	2019	2020	2021
Net Periodic Benefit Costs
Interest costs	$457	$442	$477
Service costs	223	—	—
Expected return on plan assets	(270)	(251)	(242)
Amortization of prior service costs	56	(61)	668
Recognized actuarial loss	103	34	75
Net periodic benefit cost	$569	$164	$978

Plan Assumptions

	2020	2021
Weighted average assumptions at year-end:
Discount rate	2.7%	2.6%
Expected return on plan assets	4.2%	4.2%
Rate of compensation increase	—%	—%

The long-term return on assets has been derived from the weighted average of assumed returns on each of the major asset categories. The weighted average is based on the actual proportion of each major asset class held, rather than a benchmark portfolio of assets. The expected returns for each major asset class have been derived from a combination of both historical market returns and

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

current market data as well as the views of a range of investment managers. There is no assumed rate of compensation increase as most of the plan participants are retirees or no longer employed by OSI.

Plan Assets and Investment Policy

	Fiscal year ended		Fiscal year ended
	June 30, 2020		June 30, 2021
	Proportion of	Expected Rate	Proportion of	Expected Rate
	Fair Value	of Return	Fair Value	of Return
Equity securities	80%	5.0%	83%	4.9%
Debt securities	19%	1.0%	16%	0.8%
Cash	1%	0.5%	1%	0.4%
Combined	100%	4.2%	100%	4.2%

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

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2021 (in thousands):

Pension Benefits
July 1, 2021 to June 30, 2022	198
July 1, 2022 to June 30, 2023	217
July 1, 2023 to June 30, 2024	5,862
July 1, 2024 to June 30, 2025	1,411
July 1, 2025 to June 30, 2026	1,897
July 1, 2026 to June 30, 2031	6,321

Company Contribution

As of June 30, 2021, our weighted average contribution rate is under 1% of pensionable salaries.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	2019
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$747,550	$188,477	$246,088	$—	$—	$1,182,115
Revenue between product segments	—	—	42,542	—	(42,542)	—
Total revenues	$747,550	$188,477	$288,630	$—	(42,542)	$1,182,115
Income (loss) from operations	$97,426	$12,277	$29,519	$(30,598)	$(850)	$107,774
Segments assets	$793,810	$157,639	$237,851	$79,498	$(3,934)	$1,264,864
Capital expenditures	$15,830	$1,372	$4,760	$5,450	$—	$27,412
Depreciation and amortization	$39,788	$5,426	$9,269	$1,751	$—	$56,234

	2020
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$742,043	$185,322	$238,679	$—	$—	$1,166,044
Revenue between product segments	—	—	45,149	—	(45,149)	—
Total revenues	$742,043	$185,322	$283,828	$—	(45,149)	$1,166,044
Income (loss) from operations	$90,063	$15,766	$30,566	$(31,630)	$122	$104,887
Segments assets	$758,054	$208,857	$232,408	$109,178	$(39,956)	$1,268,541
Capital expenditures	$8,648	$1,404	$6,291	$4,045	$—	$20,388
Depreciation and amortization	$34,907	$4,390	$8,785	$1,676	$—	$49,758

	2021
			Optoelectronics
			and
	Security	Healthcare	Manufacturing
	Division	Division	Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$633,340	$212,315	$301,247	$—	$—	$1,146,902
Revenue between product segments	—	—	48,640	—	(48,640)	—
Total revenues	$633,340	$212,315	$349,887	$—	(48,640)	$1,146,902
Income (loss) from operations	$85,515	$31,563	$38,465	$(39,769)	$(403)	$115,371
Segments assets	$798,192	$220,411	$282,039	$121,293	$(37,568)	$1,384,367
Capital expenditures	$3,290	$2,144	$6,714	$3,612	$—	$15,760
Depreciation and amortization	$26,572	$5,364	$9,325	$2,594	$—	$43,855

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2021

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	2019
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$565,316	$10,107	$575,423	$117,414	$476,314
Mexico	71,225	—	71,225	436	436
Other Americas	45,804	—	45,804	3,178	27,039
Total Americas	682,345	10,107	692,452	121,028	503,789
United Kingdom	292,297	214	292,511	30,282	80,896
Other Europe, Middle East and Africa	30,484	—	30,484	8,833	12,237
Total EMEA	322,781	214	322,995	39,115	93,133
Asia-Pacific	176,989	32,221	209,210	19,763	23,046
Eliminations	—	(42,542)	(42,542)	N/A	N/A
Total	$1,182,115	$—	$1,182,115	$179,906	$619,968

	2020
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$571,134	$16,515	$587,649	$118,322	$475,856
Mexico	66,626	—	66,626	974	974
Other Americas	45,896	—	45,896	8,539	29,551
Total Americas	683,656	16,515	700,171	127,835	506,381
United Kingdom	268,940	529	269,469	21,823	75,382
Other Europe, Middle East and Africa	46,099	—	46,099	7,252	10,611
Total EMEA	315,039	529	315,568	29,075	85,993
Asia-Pacific	167,349	28,105	195,454	23,972	27,414
Eliminations	—	(45,149)	(45,149)	N/A	N/A
Total	$1,166,044	$—	$1,166,044	$180,882	$619,788

	2021
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$589,579	$17,498	$607,077	$126,100	$493,423
Mexico	10,583	—	10,583	2,379	2,379
Other Americas	66,732	—	66,732	8,055	29,960
Total Americas	666,894	17,498	684,392	136,534	525,762
United Kingdom	221,423	874	222,297	25,183	80,348
Other Europe, Middle East and Africa	29,879	—	29,879	8,389	8,389
Total EMEA	251,302	874	252,176	33,572	88,737
Asia-Pacific	228,706	30,268	258,974	29,346	32,865
Eliminations	—	(48,640)	(48,640)	N/A	N/A
Total	$1,146,902	$—	$1,146,902	$199,452	$647,364

Pursuant to Accounting Standards Codification 280 “Segment Reporting,” external revenues are attributed to individual countries based upon the location of our selling entity.

* * * * * *

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters ended June 30, 2020 and 2021 (in thousands, except per share data):

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020

	(Unaudited)
Revenues	$290,852	$305,342	$292,883	$276,967
Costs of goods sold	191,641	194,569	183,776	175,419
Gross profit	99,211	110,773	109,107	101,548
Operating expenses:
Selling, general and administrative	62,177	63,902	65,576	60,306
Research and development	14,246	14,881	15,358	12,823
Impairment, restructuring and other charges (benefit), net	(2,099)	(929)	4,548	4,963
Total operating expenses	74,324	77,854	85,482	78,092
Income from operations	24,887	32,919	23,625	23,456
Interest and other expense, net	(4,736)	(4,844)	(4,706)	(4,479)
Income before income taxes	20,151	28,075	18,919	18,977
Provision for income taxes	592	(7,089)	639	(5,012)
Net income	$20,743	$20,986	$19,558	$13,965
Basic earnings per common share	$1.14	$1.15	$1.08	$0.78
Diluted earnings per common share	$1.10	$1.12	$1.06	$0.76

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2020	2020	2021	2021

	(Unaudited)
Revenues	$254,908	$276,009	$283,787	$332,198
Costs of goods sold	159,157	173,928	179,768	214,131
Gross profit	95,751	102,081	104,019	118,067
Operating expenses:
Selling, general and administrative	58,617	56,101	57,906	68,123
Research and development	12,082	13,784	13,932	13,898
Impairment, restructuring and other charges (benefit), net	8,359	(162)	(285)	2,192
Total operating expenses	79,058	69,723	71,553	84,213
Income from operations	16,693	32,358	32,466	33,854
Interest and other expense, net	(4,189)	(4,233)	(4,167)	(4,142)
Income before income taxes	12,504	28,125	28,299	29,712
Provision for income taxes	(3,160)	(8,087)	(9,526)	(3,818)
Net income	$9,344	$20,038	$18,773	$25,894
Basic earnings per common share	$0.52	$1.12	$1.04	$1.44
Diluted earnings per common share	$0.51	$1.10	$1.03	$1.40

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Bylaws of OSI Systems, Inc. (1)
4.1	Form of Common Stock Certificate (1)
4.2

Indenture (including the form of Note) related to the 1.25% Convertible Senior Notes due 2022, dated as of February 22, 2017, between OSI Systems, Inc. and Branch Banking and Trust Company, as trustee (14)

4.3	Form of 1.25% Convertible Senior Note due 2022 (included in Exhibit 4.2) (14)
4.4*	Description of Capital Stock
10.1†	Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	First Amendment to Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (17)
10.5†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.6	Sixth Amendment to Credit Agreement dated April 23, 2019 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (15)
10.7†	Amended and Restated 2006 Equity Participation Plan of OSI Systems, Inc. (6)
10.8†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (7)
10.9†	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc. (12)
10.10†	Second Amendment to Employment Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (8)
10.11†	Employment Agreement effective as of January 1, 2012 between Alan Edrick and OSI Systems, Inc. (7)
10.12†	Amendment to Employment Agreement effective as of July 1, 2015 between Alan Edrick and OSI Systems, Inc. (12)
10.13†	Employment Agreement effective as of January 1, 2012 between Ajay Mehra and OSI Systems, Inc. (7)
10.14†	Amendment to Employment Agreement effective as of May 1, 2015 between Ajay Mehra and OSI Systems, Inc. (13)
10.15†	Second Amendment to Employment Agreement effective April 29, 2019 between Ajay Mehra and OSI Systems, Inc. (18)
10.16†	Employment Agreement effective as of January 1, 2012 between Victor Sze and OSI Systems, Inc. (7)
10.17†	Amendment to Employment Agreement effective as of July 1, 2015 between Victor Sze and OSI Systems, Inc. (12)
10.18†	Second Amendment to Employment Agreement effective April 29, 2019 between Victor Sze and OSI Systems, Inc. (18)
10.19†	Offer Letter dated July 3, 2017 between Malcolm Maginnis and OSI Systems, Inc. (16)
10.20†	Amended and Restated Retirement Benefit Award Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (8)
10.21†	First Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of June 19, 2020 by and between Deepak Chopra and OSI Systems, Inc. (19)
10.22†	Second Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of August 19, 2020 by and between Deepak Chopra and OSI Systems, Inc. (19)
10.23†	Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (9)
10.24†	Form of Restricted Stock Award Agreement (10)
10.25†	Form of Restricted Stock Unit Award Agreement (10)
10.26†	Form of Stock Option Agreement (10)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 23, 2016 (11)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
101.1	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2021 formatted in XBRL (eXtensible Business Reporting Language) as follows:
(i) the consolidated balance sheets
(ii) the consolidated statements of operations
(iii) the consolidated statements of comprehensive income
(iv) the consolidated statements of stockholders’ equity
(v) the consolidated statements of cash flows
(vi) the notes to the consolidated financial statements, tagged in summary and detail
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†               Denotes a management contract or compensatory plan or arrangement.

(1)	Previously filed with our Current Report on Form 8-K filed on March 8, 2010.
(2)	Previously filed with our Quarterly Report on Form 10-Q filed on May 2, 2014.
(3)	Previously filed with our Current Report on Form 8-K filed on October 10, 2008.
(4)	Previously filed with our Quarterly Report on Form 10-Q filed on October 24, 2014.
(5)	Previously filed with our Annual Report on Form 10-K filed on August 27, 2010.
(6)	Previously filed with our Current Report on Form 8-K filed on December 1, 2010.
(7)	Previously filed with our Current Report on Form 8-K filed on April 6, 2012.
(8)	Previously filed with our Current Report on Form 8-K filed on January 5, 2018.
(9)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2020.
(10)	Previously filed with our Registration Statement on Form S-8 filed on August 16, 2013.
(11)	Previously filed with our Current Report on Form 8-K filed on May 23, 2016.
(12)	Previously filed with our Quarterly Report on Form 10-Q filed on January 28, 2016.
(13)	Previously filed with our Quarterly Report on Form 10-Q filed on October 30, 2015.
(14)	Previously filed with our Current Report on Form 8-K filed on February 22, 2017.
(15)	Previously filed with our Current Report on Form 8-K filed on April 23, 2019.
(16)	Previously filed with our Quarterly Report on Form 10-Q filed on October 26, 2018.
(17)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2016.
(18)	Previously filed with our Quarterly Report on Form 10-Q filed on May 2, 2019.
(19)	Previously filed with our Annual Report on Form 10-K filed on August 21, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: August 23, 2021	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 23, 2021

/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 23, 2021

/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 23, 2021

/s/ GERALD CHIZEVER Gerald Chizever	Director	August 23, 2021

/s/ STEVEN C. GOOD Steven C. Good	Director	August 23, 2021

/s/ JAMES B. HAWKINS James B. Hawkins	Director	August 23, 2021

/s/ MEYER LUSKIN Meyer Luskin	Director	August 23, 2021

/s/ KELLI BERNARD Kelli Bernard	Director	August 23, 2021

II-2