Form 10-Q
period 2021-09-30
OSI SYSTEMS INC
filed 2021-10-29
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 25, 2021, there were 17,942,081 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30, 2021	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,613	$54,663
Accounts receivable, net	290,653	292,004
Inventories	294,208	320,673
Prepaid expenses and other current assets	43,930	62,870
Total current assets	709,404	730,210
Property and equipment, net	118,004	116,814
Goodwill	320,304	319,345
Intangible assets, net	127,608	127,262
Other assets	109,047	117,008
Total assets	$1,384,367	$1,410,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$—	$26,000
Current portion of long-term debt	846	286,954
Accounts payable	141,263	140,544
Accrued payroll and related expenses	50,816	36,998
Advances from customers	38,463	34,564
Other accrued expenses and current liabilities	113,379	131,728
Total current liabilities	344,767	656,788
Long-term debt	276,421	692
Deferred income taxes	7,157	4,685
Other long-term liabilities	116,202	125,162
Total liabilities	744,547	787,327
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 17,854,110 shares at June 30, 2021 and 17,941,393 shares at September 30, 2021	105,724	53,377
Retained earnings	548,842	586,850
Accumulated other comprehensive loss	(14,746)	(16,915)
Total stockholders’ equity	639,820	623,312
Total liabilities and stockholders’ equity	$1,384,367	$1,410,639

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2020	2021
Net revenues:
Products	$182,747	$207,212
Services	72,161	72,045
Total net revenues	254,908	279,257
Cost of goods sold:
Products	124,841	142,906
Services	34,316	37,021
Total cost of goods sold	159,157	179,927
Gross profit	95,751	99,330
Operating expenses:
Selling, general and administrative	58,617	57,323
Research and development	12,082	14,817
Impairment, restructuring and other charges, net	8,359	2,510
Total operating expenses	79,058	74,650
Income from operations	16,693	24,680
Interest and other expense, net	(4,189)	(2,016)
Income before income taxes	12,504	22,664
Provision for income taxes	(3,160)	(3,612)
Net income	$9,344	$19,052
Earnings per share:
Basic	$0.52	$1.06
Diluted	$0.51	$1.04
Shares used in per share calculation:
Basic	18,051	17,947
Diluted	18,335	18,306

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2020	2021
Net income	$9,344	$19,052
Other comprehensive income (loss):
Foreign currency translation adjustment	3,454	(2,302)
Other	59	133
Other comprehensive income (loss)	3,513	(2,169)
Comprehensive income	$12,857	$16,883

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended September 30, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2020	18,011,982	$122,553	$474,793	$(25,194)	$572,152
Exercise of stock options	69,195	80	—	—	80
Vesting of RSUs	286,701	—	—	—	—
Shares issued under employee stock purchase program	32,641	2,022	—	—	2,022
Stock-based compensation expense	—	6,109	—	—	6,109
Repurchase of common stock	(320,136)	(24,816)	—	—	(24,816)
Taxes paid related to net share settlement of equity awards	(167,842)	(10,864)	—	—	(10,864)
Net income	—	—	9,344	—	9,344
Other comprehensive income	—	—	—	3,513	3,513
Balance—September 30, 2020	17,912,541	$95,084	$484,137	$(21,681)	$557,540

	Three Months Ended September 30, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2021	17,854,110	$105,724	$548,842	$(14,746)	$639,820
Exercise of stock options	162,393	155	—	—	155
Vesting of RSUs	310,077	—	—	—	—
Shares issued under employee stock purchase program	27,960	1,990	—	—	1,990
Stock-based compensation expense	—	7,113	—	—	7,113
Repurchase of common stock	(168,506)	(16,231)	—	—	(16,231)
Taxes paid related to net share settlement of equity awards	(244,641)	(18,611)	—	—	(18,611)
Adoption of ASU 2020-06 for convertible notes	—	(26,763)	18,956	—	(7,807)
Net income	—	—	19,052	—	19,052
Other comprehensive loss	—	—	—	(2,169)	(2,169)
Balance—September 30, 2021	17,941,393	$53,377	$586,850	$(16,915)	$623,312

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,344	$19,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	10,002	9,697
Stock-based compensation expense	6,109	7,113
Provision (recoveries) for losses on accounts receivable	2,916	(1,365)
Deferred income taxes	96	82
Amortization of debt discount and issuance costs	2,400	348
Impairment charges	552	—
Other	16	68
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	14,356	(850)
Inventories	(14,278)	(27,764)
Prepaid expenses and other assets	3,377	(17,611)
Accounts payable	7,358	(408)
Accrued payroll and related expenses	(9,469)	(13,579)
Advances from customers	12,773	(3,813)
Deferred revenue	5,355	6,280
Other	2,925	11,731
Net cash provided by (used in) operating activities	53,832	(11,019)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,780)	(3,474)
Purchases of certificates of deposit	(1,815)	(106)
Proceeds from maturities of certificates of deposit	700	—
Acquisition of business, net of cash acquired	(3,000)	—
Payments for intangible and other assets	(4,446)	(4,254)
Net cash used in investing activities	(12,341)	(7,834)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	(8,000)	26,000
Proceeds from long-term debt	156	82
Payments on long-term debt	(303)	(286)
Proceeds from exercise of stock options and employee stock purchase plan	2,102	2,145
Payments of contingent consideration	(121)	(304)
Repurchases of common stock	(24,816)	(16,231)
Taxes paid related to net share settlement of equity awards	(10,864)	(18,611)
Net cash used in financing activities	(41,846)	(7,205)
Effect of exchange rate changes on cash	1,178	108
Net change in cash and cash equivalents	823	(25,950)
Cash and cash equivalents—beginning of period	76,102	80,613
Cash and cash equivalents—end of period	$76,925	$54,663
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$3,015	$2,400
Income taxes	$1,735	$4,800

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full 2022 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, fair values of assets acquired and liabilities assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs, legal contingencies and recoveries, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Due to the inherent uncertainty involved in making estimates, our actual amounts reported in future periods could differ materially from these estimates.

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 7 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $107.46 because the principal amount of the Notes is intended to be settled in cash upon conversion. There was no dilutive effect of the Notes for the three months ended September 30, 2020 and 2021.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2020	2021
Net income available to common stockholders	$9,344	$19,052
Weighted average shares outstanding—basic	18,051	17,947
Dilutive effect of equity awards	284	359
Weighted average shares outstanding—diluted	18,335	18,306
Basic earnings per share	$0.52	$1.06
Diluted earnings per share	$0.51	$1.04
Shares excluded from diluted earnings per share due to their anti-dilutive effect	87	20

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $54.7 million at September 30, 2021. Of this amount, approximately 83% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Malaysia, Singapore and Canada, and to a lesser extent in Australia, Albania and Germany among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments and foreign currency forward contracts. The carrying values of financial instruments, other than long term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of September 30, 2021.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Level 1 category includes assets and liabilities measured at quoted prices in active markets for identical assets and liabilities. The Level 2 category includes assets and liabilities measured from observable inputs other than quoted market prices. The Level 3 category includes assets and liabilities for which valuation inputs are unobservable and significant to the fair value measurement. Our contingent payment obligations related to acquisitions, which are further discussed in Note 9 to the condensed consolidated financial statements, are in the Level 3 category for valuation purposes.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2021				September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$47,113	$—	$47,113	$—	$48,416	$—	$48,416
Liabilities—Contingent consideration	$—	$—	$19,431	$19,431	$—	$—	$16,954	$16,954

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

The net investment hedge has been designated as a hedge instrument and accounted for under Accounting Standards Codification ("ASC”) 815 Derivatives and Hedging. Hedge effectiveness is assessed using the spot method, consistent with guidance in ASC 815 whereby the change in fair value of the forward contract is recorded in the same manner as the related currency translation adjustments, within other comprehensive income, as the hedging instrument is expected to be fully effective unless the amount hedged exceeds the net investment in the foreign operation, or the foreign operation is liquidated. There were no net investment hedges outstanding as of September 30, 2021.

The net gains or losses from the foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated income statement. We initiated these forward contracts in the first quarter of fiscal 2021. The amounts reported in the consolidated income statement for the three months ended September 30, 2021 were not significant.  The fair value of our forward foreign exchange contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  As of June 30, 2021 and September 30, 2021, we held foreign currency forward contracts with notional amounts totaling $26.1 million and $22.4 million, respectively. Unrealized gains and losses from the forward currency forward contracts as of September 30, 2021 were not significant.

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

Recently Adopted Accounting Pronouncements

Convertible Debt

In August 2020, the FASB issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments typically will be closer to the coupon interest rate.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. We early adopted the new guidance on July 1, 2021 using the modified retrospective approach and recorded a $19 million increase to retained earnings and a reduction of $27 million in common stock as if there had been no equity component. Additionally, we recorded an increase to the convertible notes balance by approximately $10 million. Interest expense recognized subsequent to adoption on July 1, 2021 will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

Income Taxes

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles of ASC 740 and is intended to improve consistency and simplify GAAP in several other areas of ASC 740 by clarifying and amending existing guidance. The ASU applies to all entities that pay income taxes under GAAP. We adopted this accounting pronouncement on July 1, 2021 using the modified prospective approach. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
Accounts receivable, net	2021	2021
Accounts receivable	$315,926	$315,864
Less allowance for doubtful accounts	(25,273)	(23,860)
Total	$290,653	$292,004

	June 30,	September 30,
Inventories	2021	2021
Raw materials	$160,313	$179,445
Work-in-process	59,594	59,773
Finished goods	74,301	81,455
Total	$294,208	$320,673

	June 30,	September 30,
Property and equipment, net	2021	2021
Land	$16,357	$16,349
Buildings, civil works and improvements	57,555	56,353
Leasehold improvements	8,874	9,083
Equipment and tooling	129,735	130,411
Furniture and fixtures	3,275	3,382
Computer equipment	19,349	20,108
Computer software	23,090	23,298
Computer software implementation in process	11,102	11,040
Construction in process	4,011	3,797
Total	273,348	273,821
Less accumulated depreciation and amortization	(155,344)	(157,007)
Property and equipment, net	$118,004	$116,814

Depreciation and amortization expense for property and equipment was $5.2 million and $5.3 million for the three months ended September 30, 2020 and 2021, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the three-month period ended September 30, 2021 were as follows (in thousands)

			Optoelectronics
			And
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2021	$206,426	$43,584	$70,294	$320,304
Goodwill acquired or adjusted during the period	212	—	—	212
Foreign currency translation adjustment	(150)	(94)	(927)	(1,171)
Balance as of September 30, 2021	$206,488	$43,490	$69,367	$319,345

Intangible assets consisted of the following (in thousands):

		June 30, 2021			September 30, 2021
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8-9 years	$49,183	$(15,679)	$33,504	$53,326	$(16,436)	$36,890
Patents	19 years	8,753	(2,597)	6,156	8,501	(2,697)	5,804
Developed technology	10 years	60,665	(25,923)	34,742	60,612	(27,505)	33,107
Customer relationships	7 years	50,676	(26,588)	24,088	50,099	(27,750)	22,349
Total amortizable assets		169,277	(70,787)	98,490	172,538	(74,388)	98,150
Non-amortizable assets:
In-process R&D		533	—	533	533	—	533
Trademarks		28,585	—	28,585	28,579	—	28,579
Total intangible assets		$198,395	$(70,787)	$127,608	$201,650	$(74,388)	$127,262

Amortization expense related to intangible assets was $4.8 million and $4.4 million for the three months ended September 30, 2020 and 2021, respectively.

At September 30, 2021, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2022 (remaining 9 months)	$12,764
2023	19,482
2024	18,962
2025	15,668
2026	11,736
Thereafter	19,538
Total	$98,150

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For each of the three months ended September 30, 2020 and 2021, we capitalized software development costs in the amount of $4.1 million.

4. Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606. When we recognize revenue in advance of the point in time at which contracts give us the right to invoice a customer, we record this as unbilled revenue, which is included in accounts receivable, net, on the consolidated balance sheets. We may also receive consideration, per the terms of a contract, from customers prior to transferring control of goods to the customer. We record customer deposits as contract liabilities. Additionally, we may receive payments, most typically under service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability.  We recognize these contract liabilities as sales after all revenue recognition criteria are met.

The table below shows the balance of contract assets and liabilities as of June 30, 2021 and September 30, 2021, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	September 30,
	2021	2021	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$40,853	$41,107	$254	1%

Contract Liabilities (in thousands)

	June 30,	September 30,
	2021	2021	Change	% Change
Advances from customers	$38,463	$34,564	$(3,899)	(10)%
Deferred revenue—current	32,689	35,615	2,926	9%
Deferred revenue—long-term	14,898	18,150	3,252	22%

Contract assets were comparable with the beginning of the fiscal year. The increase in contract liabilities was primarily due to deferred revenue from receipt of payments under service and warranty contracts primarily in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $414.1 million. We expect to recognize revenue on approximately 34% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the three months ended September 30, 2021, we recognized revenue of $22.8 million from contract liabilities existing at the beginning of the period.

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

5. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2020	2021
Operating lease cost	$2,533	$2,275
Variable lease cost	258	184
Short-term lease cost	212	279
	$3,003	$2,738

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2021	September 30, 2021
Operating lease ROU assets, net	Other assets	$23,439	$29,787

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$7,499	$7,591
Operating lease liabilities, long-term	Other long-term liabilities	16,317	22,526
Total operating lease liabilities		$23,816	$30,117

Weighted average remaining lease term			3.9 years
Weighted average discount rate			4.1%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2020	2021
Cash paid for operating lease liabilities	$2,580	$2,327
ROU assets obtained in exchange for new lease obligations	122	1,643

Maturities of operating lease liabilities at September 30, 2021 were as follows (in thousands):

September 30, 2021
Less than one year	$8,378
1 – 2 years	7,298
2 – 3 years	6,044
3 – 4 years	4,395
4 – 5 years	3,635
Thereafter	2,751
32,501
Less: imputed interest	(2,384)
Total lease liabilities	$30,117

6. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended September 30, 2021, we recognized $2.5 million in restructuring and other charges which included $2.2 million in legal charges net of insurance recoveries, $0.3 million for employee terminations, and an insignificant net benefit for facility closure and operational efficiency activities.

During the three months ended September 30, 2020, we commenced exit activities associated with an expired turnkey contract in Mexico whereby we incurred non-recurring charges totaling $6.9 million comprised of exit costs of $2.5 million for employee terminations, facility closure and other exit costs of $1.1 million, direct transaction costs of $2.7 million and impairment of a right-of-use asset of $0.6 million. We also conducted other operational efficiency activities which resulted in employee termination costs of $1.4 million and other costs of $0.1 million.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended September 30, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$552	$—	$—	$—	$552
Employee termination costs	3,737	—	146	—	3,883
Mexico transaction costs	2,692	—	—	—	2,692
Facility closures/consolidation	1,272	—	—	—	1,272
Legal costs (recoveries), net	—	—	—	(40)	(40)
Total expensed	$8,253	$—	$146	$(40)	$8,359

	Three Months Ended September 30, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$336	$—	$—	$—	$336
Facility closures/consolidation	(61)	—	—	—	(61)
Legal costs (recoveries), net	—	—	—	2,235	2,235
Total expensed	$275	$—	$—	$2,235	$2,510

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the three-month period ended September 30, 2021 were as follows (in thousands):

		Facility
	Employee	Closure/	Legal
	Termination	Consolidation	Costs and
	Costs	Cost	Settlements	Total
Balance as of June 30, 2021	$250	$386	$2,772	$3,408
Restructuring and other charges (benefits), net	336	(61)	2,235	2,510
Payments, adjustments and reimbursements, net	(275)	(130)	(812)	(1,217)
Balance as of September 30, 2021	$311	$195	$4,195	$4,701

7. Borrowings

Revolving Credit Facility

We have a revolving credit facility with an aggregate committed amount of up to $535 million which matures in April 2024. The credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances, we have the ability to increase the facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under this facility bear interest at LIBOR plus a margin of 1.0% as of September 30, 2021 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of our credit facility allow for replacement if that occurs. Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.10% as of September 30, 2021 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of September 30, 2021, there was $26 million of borrowings outstanding under the revolving credit facility and $79.4 million outstanding under the letters of credit sub facility. The amount available to borrow under the credit facility as of September 30, 2021 was $429.6 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each revolving loan is due and payable in full on the maturity date. We have the right to repay each revolving loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under this revolving facility and therefore, borrowings under the credit facility are included in current liabilities. As of September 30, 2021, we were in compliance with all financial covenants under this credit facility.

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

The Notes are convertible prior to March 1, 2022 only upon specified events and during specified periods and are, thereafter convertible, at any time, in each case at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to our stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the original indenture provided that the Notes may be settled, at our election, in shares of our common stock, cash or a combination of cash and shares of common stock. We have irrevocably elected a combination settlement method to satisfy the conversion obligation, which provides for us to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares of common stock, as well as cash in lieu of fractional shares.

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

Pursuant to ASC 470-20, we originally allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represents the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three months ended September 30, 2020 related to the Notes was $3.3 million, which consisted of $0.9 million of contractual interest expense, $2.1 million of debt discount amortization and $0.3 million of amortization of debt issuance costs. For the three months ended September 30, 2021, the total interest expense was $1.2 million, which consisted of $0.9 million of contractual interest expense and $0.3 million of amortization of debt issuance costs. As of June 30, 2021, the unamortized debt discount of $10.5 million was eliminated upon the adoption of ASU 2020-06. The unamortized debt issuance cost of $1.4 million and $1.3 million as of June 30, 2021 and September 30, 2021, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments typically will be closer to the coupon interest rate. We early adopted the new guidance on July 1, 2021 using the modified retrospective approach and recorded a $19 million increase to retained earnings and a reduction of $27 million in common stock as if there had been no equity component. Additionally, we recorded an increase to the convertible notes balance by approximately $10 million.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of September 30, 2021, $65.7 million was outstanding under these letter-of-credit facilities. As of September 30, 2021, the total amount available under these credit facilities was $9.4 million.

Long-term debt consisted of the following (in thousands):

	June 30, 2021	September 30, 2021
1.25% convertible notes due September 1, 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(10,494)	—
Unamortized debt issuance costs	(1,372)	(1,278)
	275,634	286,222
Other long-term debt	1,633	1,424
	277,267	287,646
Less current portion of long-term debt	(846)	(286,954)
Long-term portion of debt	$276,421	$692

8. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2021, we maintained the Amended and Restated 2012 Incentive Award Plan (the "2012 Plan ") and the Amended and Restated 2006 Equity Participation Plan ("2006 Plan") as stock-based employee compensation plans. No further grants may be made under the 2006 Plan. The 2012 Plan and the 2006 Plan are collectively referred to as the "OSI Plans."

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2020	2021
Cost of goods sold	$179	$206
Selling, general and administrative	5,785	6,767
Research and development	145	140
Stock-based compensation expense	$6,109	$7,113

As of September 30, 2021, total unrecognized compensation cost related to share-based compensation grants under the OSI Plans were estimated at $0.4 million for stock options and $31.8 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 1.7 years with respect to the stock options and 1.6 years for grants of RSUs.

The following summarizes stock option activity during the three months ended September 30, 2021:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2021	255,220	$50.24
Granted	—	—
Exercised	(162,393)	34.08
Expired or forfeited	(383)	78.14
Outstanding at September 30, 2021	92,444	78.51	6.1 years	$1,590
Exercisable at September 30, 2021	58,840	74.44	4.6 years	1,226

The following summarizes RSU award activity during the three months ended September 30, 2021:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2021	435,925	$84.16
Granted	306,349	89.92
Vested	(310,077)	82.58
Forfeited	(1,548)	82.43
Nonvested at September 30, 2021	430,649	$89.40

In December 2020, our shareholders authorized an increase of 1.65 million shares for the 2012 Plan resulting in a maximum pool of 7.1 million shares. As of September 30, 2021, there were approximately 1.5 million shares available for grant under the 2012 Plan.  Under the terms of the 2012 Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 136,242 and 96,620 performance-based RSUs during the three months ended September 30, 2020 and 2021, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 400% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Stock Repurchase Program

Our Board of Directors has authorized a share repurchase program of up to 3,000,000 shares of common stock. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual numbers of shares purchased depends on a variety of factors, including stock price, general business and market conditions and other investment opportunities. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them in our consolidated financial statements as a reduction in the number of shares of common stock issued and outstanding.

During the three months ended September 30, 2021, we repurchased 168,506 shares of our common stock.

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

9. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations.  For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $32.4 million as of September 30, 2021.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $0.1 million and $0.3 million, respectively, during the three months ended September 30, 2020 and 2021, respectively.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2021 to September 30, 2021 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2021	$19,431
Addition of contingent earnout obligations	68
Foreign currency translation adjustment	(119)
Changes in fair value for contingent earnout obligations	(2,426)
Payments on contingent earnout obligations	—
Ending fair value, September 30, 2021	$16,954

Environmental Contingencies

We are subject to various environmental laws. We often conduct environmental investigations at our manufacturing facilities in North America, Asia-Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2021.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2020	2021
Balance at beginning of period	$20,825	$19,736
Additions and adjustments	930	1,004
Reductions for warranty repair costs	(1,180)	(2,376)
Balance at end of period	$20,575	$18,364

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the FCPA. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the District Court that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller's report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. Although we believe that the actions are without merit, because of the costs and inherent uncertainty in litigation, we reached an agreement to settle the Arkansas Teacher Retirement Systems matter for $12.5 million, subject to court approval.  We have accrued the $12.5 million in Other accrued expenses and current liabilities as of September 30, 2021. The settlement amount is probable and anticipated to be recovered by insurance and, therefore, we also recorded an asset for $12.5 million within Prepaid expenses and other current assets as of September 30, 2021. If the insurance recovery is less than the agreed-upon settlement, we would recognize an expense for the difference between the settlement and the amount recovered.

In April 2018 and March 2019, two shareholder derivative complaints were filed purportedly on behalf of the Company against certain members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and a member of management. The derivative actions, which were consolidated by the District Court in November 2019 in an action captioned Riley v. Chopra, et al. No. 18 CV 03371, allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report and seek damages, restitution, injunctive relief, attorneys' and experts' fees, costs, expenses, and other unspecified relief. The derivative actions have been dismissed and an appeal is pending.

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

The effective tax rates for the three months ended September 30, 2020 and 2021 were 25.3% and 15.9%, respectively. During the three months ended September 30, 2020 and  2021, we recognized net discrete tax benefit of $0.3 million and $2.1 million, respectively, for stock-based compensation under ASU 2016-09.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2020	2021
Revenues (1) —by Segment:
Security division	$134,775	$149,517
Healthcare division	51,503	50,588
Optoelectronics and Manufacturing division, including intersegment revenues	79,914	92,305
Intersegment revenues elimination	(11,284)	(13,153)
Total	$254,908	$279,257

Income (loss) from operations —by Segment:
Security division	$8,906	$21,593
Healthcare division	8,984	5,920
Optoelectronics and Manufacturing division	8,740	9,783
Corporate	(9,456)	(12,463)
Intersegment Eliminations	(481)	(153)
Total	$16,693	$24,680

	June 30,	September 30,
	2021	2021
Assets (2) —by Segment:
Security division	$798,192	$806,025
Healthcare division	220,411	220,818
Optoelectronics and Manufacturing division	282,039	295,684
Corporate	121,293	125,102
Eliminations (3)	(37,568)	(36,990)
Total	$1,384,367	$1,410,639
(1)For each of the three-month periods ended September 30, 2020 and September 30, 2021, no customer accounted for greater than 10% of total net revenues.
(2)As of June 30, 2021 and September 30, 2021, no customer accounted for greater than 10% of accounts receivable.
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

This management’s discussion and analysis of financial condition as of September 30, 2021 and results of operations for the three months ended September 30, 2021 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition.  We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic such as material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. Many of the referenced risks could be amplified by the magnitude and duration of the COVID-19 pandemic. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Healthcare, providing patient monitoring, diagnostic cardiology and connected care systems and associated accessories; and (c) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others.

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 53% and 54% of our total consolidated revenues for the three months ended September 30, 2020 and 2021, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 20% and 18% of our total consolidated revenues for the three months ended September 30, 2020 and 2021, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 27% and 28% of our total consolidated revenues for the three months ended September 30, 2020 and 2021, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Coronavirus Pandemic. The coronavirus disease 2019 (“COVID-19”) pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns, and market volatility.  The COVID-19 pandemic has caused, and is likely to continue to cause, significant economic disruptions and has impacted, and is expected to continue to impact, our operations and the operations of our suppliers, logistics providers and customers as a result of quarantines, facility closures and travel and logistics restrictions. Our ability to continue to operate without significant negative impacts will in part depend on our ability to protect our employees and our supply chain and to keep our manufacturing facilities open and operating effectively. We have endeavored to implement government and health authority recommendations to protect our employees worldwide. While we do not expect these pandemic-related impacts to be long-term, there is substantial uncertainty regarding the duration and ultimate impact of the COVID-19 pandemic. During the early stages of the pandemic, our Healthcare division experienced increased demand for certain products as a result of COVID-19. In our Security division, throughout the pandemic, receipt of certain orders has been delayed, most notably with respect to our aviation and cargo products, and our revenues have been adversely impacted as a result of the pandemic. As many customers of our Security division continue to be impacted by the pandemic, we have received and could receive further requests to delay deliveries of equipment and modify service arrangements or the scheduling of factory or site acceptance tests, which has impacted, and could further impact, timing of revenue recognition. In addition, as a result of COVID-19 related government regulations, certain of our global manufacturing facilities have had to limit operations and might have to limit operations in the future. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be materially and adversely impacted. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests and the best interests of our employees, suppliers and customers.

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

Healthcare Considerations. As described above, our Healthcare division experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic. Increased healthcare capital purchases made in prior periods may result in fewer capital purchases in subsequent periods. The pandemic may also impact our ability to manufacture product needed to timely fill orders if we experience supply chain disruptions or need to close any manufacturing facility due to employee COVID-19 cases or local government regulations.

European Union Threat Detection Standards. The EU has implemented regulations for all airports within the EU that use explosive detection systems to have hold baggage screening systems that are compliant with the European Civil Aviation Conference (ECAC) Standard 3. The deadline for compliance with this mandate was initially set for September 2020. Given the uncertainty surrounding the COVID-19 pandemic, the EU revised the regulations, and the date by which airports using explosive detection systems for hold baggage screening must meet Standard 3 has been changed to March 2024, with certain larger airports required to meet earlier installation dates. Our Security division’s real time tomography (RTT) product has passed the ECAC explosive detection system Standard 3 threat detection requirement.

Government Policies.  Our results of operations and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies, including U.S. and foreign government policies to manage the COVID-19 pandemic, such as travel restrictions or site closures.

Changes in Costs and Supply Chain Disruptions. Our costs are subject to fluctuations, particularly due to changes in raw material, component, and logistics costs. Our manufacturing and supply chain operations, including freight and shipping activities, have been and may continue to be impacted by increased vendor costs as well as the current global supply chain bottleneck. This increased cost environment has been exacerbated by the COVID-19 pandemic. Although we strive to implement, achieve, and sustain cost containment measures, including supply chain optimization and general overhead and workforce optimization, if we are unable to mitigate the impact of increased costs through pricing or other actions, there could be a negative impact on our business, results of operations, and financial condition.

Results of Operations for the Three Months Ended September 30, 2020 (Q1 Fiscal 2021) Compared to the Three Months Ended September 30, 2021 (Q1 Fiscal 2022) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$ Change	% Change
Security	$134.8	53%	$149.5	54%	$14.7	11%
Healthcare	51.5	20	50.6	18	(0.9)	(2)
Optoelectronics and Manufacturing	68.6	27	79.2	28	10.6	15
Total net revenues	$254.9	100%	$279.3	100%	$24.4	10%

Revenues for the Security division during the three months ended September 30, 2021 increased 11% year over year. Our product revenues increased by approximately $16 million as compared to the prior year comparable period where revenues were more adversely impacted by the COVID-19 pandemic. In addition, our service revenues decreased by approximately $1 million.

Revenues for the Healthcare division during the three months ended September 30, 2021 were relatively comparable year-over-year.  Cardiology sales increased by approximately $2 million and service, supplies and accessories sales increased by approximately $1 million, while patient monitoring sales decreased by approximately $4 million.

Revenues for the Optoelectronics and Manufacturing division during the three months ended September 30, 2021 increased year-over year as a result of an increase in revenue in our contract manufacturing business of approximately $9 million and an increase in revenue of approximately $2 million in our optoelectronics business.

Gross Profit

	Q1	% of	Q1	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues
Gross profit	$95.8	37.6%	$99.3	35.6%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the change in revenues. Gross profit as a percentage of net revenues during the quarter ended September 30, 2021 decreased on a year-over-year basis due to (i) an increase in revenues in the Optoelectronics and Manufacturing division (which has the lowest gross margin among our divisions) as a percentage of total net revenues, and (ii) a reduction in the Optoelectronics and Manufacturing and Security division gross margins due to a less favorable sales mix and increased component, freight and travel costs. Our gross margin increased within the Healthcare division due to a more favorable sales mix.

Operating Expenses

	Q1	% of	Q1	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$ Change	% Change
Selling, general and administrative	$58.6	23.0%	$57.3	20.5%	$(1.3)	(2.2)%
Research and development	12.1	4.7	14.8	5.3	2.7	22.3
Impairment, restructuring and other charges (benefit), net	8.4	3.3	2.5	0.9	(5.9)	(70.2)
Total operating expenses	$79.1	31.0%	$74.6	26.7%	$(4.5)	(5.7)%

Selling, general and administrative. Our significant selling, general and administrative (SG&A) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense. SG&A expense for the three months ended September 30, 2021 decreased as compared to the same prior-year period due to a reduced provision for losses on accounts receivable of $4.3 million.  This decrease was offset by an increase in compensation expense of $2.5 million and increased travel expense of $0.9 million.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The increase in R&D expense during the three months ended September 30, 2021 from the same prior-year period reflected an increase in compensation expense and outside services of approximately $3 million to support new product development initiatives primarily in our Security and Healthcare divisions.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. During the three months ended September 30, 2021, impairment, restructuring and other charges consisted of $2.2 million for legal charges, $0.3 million in charges for employee terminations from operational efficiency activities, and an insignificant net benefit for facility closure and operational efficiency activities. During the three months ended September 30, 2020, we commenced exit activities associated with a turnkey contract in Mexico whereby we incurred non-recurring charges totaling $6.9 million comprised of exit costs of $2.5 million for employee terminations, facility closure and other exit costs of $1.1 million, direct transaction costs of $2.7 million and impairment of a right-of-use asset of $0.6 million.  We also conducted other operational efficiency activities which resulted in employee termination and other costs of $1.5 million.

Interest and other expense, net. For the three months ended September 30, 2021, interest and other expense, net was $2.0 million as compared to $4.2 million in the comparable prior-year period. This decrease was driven most significantly by our adoption of ASU 2020-06 (see Note 1 to the condensed consolidated financial statements for further discussion) and, to a lesser extent, lower average levels of borrowing under our revolving credit facility during the three months ended September 30, 2021 compared to the same period in the prior year. Interest expense during the three months ended September 30, 2020 included $2.2 million of non-cash interest expense, which was primarily related to the Notes.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended September 30, 2021, we recognized a provision for income taxes of $3.6 million compared to $3.2 million for the comparable prior-year period. The effective tax rates for the three months ended September 30, 2021 and 2020 were 15.9% and 25.3%, respectively. During the three months ended September 30, 2021, we recognized a net discrete tax benefit of $2.1 million compared to $0.3 million in the prior year for equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $54.7 million at September 30, 2021, a decrease of $25.9 million, or 32.1%, from $80.6 million at June 30, 2021. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facility will be sufficient to satisfy our obligations in the U.S.

We have a five-year revolving credit facility that allows us to borrow up to $535 million. As of September 30, 2021, there were $26.0 million of borrowings outstanding under the revolving credit facility and letters of credit outstanding totaled $79.4 million.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three months ended September 30, 2021, we used cash in operations of $11.0 million compared to generating $53.8 million in the same prior-year period. This decrease was driven by increases in inventory, lower collections of accounts receivable and customer advances and other changes in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $7.8 million for the three months ended September 30, 2021 as compared to $12.3 million in the same prior-year period. Capital expenditures in the three-month period ended September 30, 2021 were $3.5 million compared to $3.8 million in the same prior-year period. Expenditures for intangible and other assets in the three-month period ended September 30, 2021 were $4.3 million compared to $4.4 million in the same prior-year period. In addition, during the three months ended September 30, 2020, we used cash of $3.0 million for the acquisition of a business.

Cash Used in Financing Activities. Net cash used in financing activities was $7.2 million during the three months ended September 30, 2021, compared to $41.8 million during the same prior-year period. The changes in cash used in financing activities primarily relate to (i) net  proceeds from borrowings on bank lines of credit totaling $26.0 million in the three month period ended September 30, 2021 compared to net repayments of borrowings of $8.0 million in the same prior-year period and (ii) $34.8 million used for share repurchases and taxes paid related to the net share settlement of equity awards in the three month period ended September 30, 2021 compared to $35.7 million for the same prior-year period.

Borrowings

See Note 7 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $54.7 million at September 30, 2021. Of this amount, approximately 83% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United

Kingdom, India, Malaysia, Singapore, and Canada, and to a lesser extent in Australia, Albania and Germany among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended September 30, 2021:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
July 1 to July 31, 2021	—	$—	—	2,547,995
August 1 to August 31, 2021	2,700	99.24	2,700	2,545,295
September 1 to September 30, 2021	165,806	96.31	165,806	2,379,489
	168,506		168,506
(1)	In April 2020, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares of common stock. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the three months ended September 30, 2021, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. See Notes 1, 5, 7 and 9 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any significant off-balance sheet arrangements, other than those previously disclosed.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes in our exposure to market risk during the three months ended September 30, 2021 from that described in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)

or 15d-15(e) of the Exchange Act). Based upon management's review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of our business or otherwise. More information regarding legal proceedings in which we are involved can be found under Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 23, 2021, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. Further, COVID-19 and its impact on the global health and economic environment, as well as reactions to resurgences of COVID-19 or other future pandemics, could also amplify the other risk factors described in our Annual Report on Form 10-K and thus materially affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†*	Third Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of October 27, 2021 by and between Deepak Chopra and OSI Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith

†	Denotes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 29th day of October 2021.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)