Form 10-Q
period 2021-12-31
OSI SYSTEMS INC
filed 2022-01-28
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 25, 2022, there were 17,679,034  shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30, 2021	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,613	$86,332
Accounts receivable, net	290,653	288,037
Inventories	294,208	334,242
Prepaid expenses and other current assets	43,930	61,179
Total current assets	709,404	769,790
Property and equipment, net	118,004	116,115
Goodwill	320,304	320,319
Intangible assets, net	127,608	126,643
Other assets	109,047	110,239
Total assets	$1,384,367	$1,443,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$—	$81,622
Current portion of long-term debt	846	287,247
Accounts payable	141,263	128,164
Accrued payroll and related expenses	50,816	37,518
Advances from customers	38,463	39,521
Other accrued expenses and current liabilities	113,379	120,383
Total current liabilities	344,767	694,455
Long-term debt	276,421	602
Deferred income taxes	7,157	4,526
Other long-term liabilities	116,202	123,375
Total liabilities	744,547	822,958
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 17,854,110 shares at June 30, 2021 and 17,643,903 shares at December 31, 2021	105,724	30,909
Retained earnings	548,842	606,647
Accumulated other comprehensive loss	(14,746)	(17,408)
Total stockholders’ equity	639,820	620,148
Total liabilities and stockholders’ equity	$1,384,367	$1,443,106

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Net revenues:
Products	$208,367	$205,377	$391,114	$412,589
Services	67,642	71,304	139,803	143,349
Total net revenues	276,009	276,681	530,917	555,938
Cost of goods sold:
Products	139,893	139,060	264,734	281,966
Services	34,035	37,848	68,351	74,869
Total cost of goods sold	173,928	176,908	333,085	356,835
Gross profit	102,081	99,773	197,832	199,103
Operating expenses:
Selling, general and administrative	56,101	54,879	114,718	112,202
Research and development	13,784	14,977	25,866	29,794
Impairment, restructuring and other charges (benefit), net	(162)	831	8,197	3,341
Total operating expenses	69,723	70,687	148,781	145,337
Income from operations	32,358	29,086	49,051	53,766
Interest and other expense, net	(4,233)	(2,217)	(8,422)	(4,233)
Income before income taxes	28,125	26,869	40,629	49,533
Provision for income taxes	(8,087)	(7,072)	(11,247)	(10,684)
Net income	$20,038	$19,797	$29,382	$38,849
Earnings per share:
Basic	$1.12	$1.11	$1.63	$2.17
Diluted	$1.10	$1.09	$1.61	$2.13
Shares used in per share calculation:
Basic	17,924	17,838	17,988	17,892
Diluted	18,196	18,106	18,266	18,203

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Net income	$20,038	$19,797	$29,382	$38,849
Other comprehensive income (loss):
Foreign currency translation adjustment	4,267	(624)	7,722	(2,926)
Other	59	131	117	264
Other comprehensive income (loss)	4,326	(493)	7,839	(2,662)
Comprehensive income	$24,364	$19,304	$37,221	$36,187

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended December 31, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2020	17,912,541	$95,084	$484,137	$(21,681)	$557,540
Exercise of stock options	8,337	483	—	—	483
Vesting of RSUs	17,719	—	—	—	—
Stock-based compensation expense	—	5,712	—	—	5,712
Taxes paid related to net share settlement of equity awards	(5,341)	(463)	—	—	(463)
Net income	—	—	20,038	—	20,038
Other comprehensive income	—	—	—	4,326	4,326
Balance—December 31, 2020	17,933,256	$100,816	$504,175	$(17,355)	$587,636

	Three Months Ended December 31, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2021	17,941,393	$53,377	$586,850	$(16,915)	$623,312
Exercise of stock options	2,219	156	—	—	156
Vesting of RSUs	18,995	—	—	—	—
Stock-based compensation expense	—	6,975	—	—	6,975
Repurchase of common stock	(312,790)	(29,049)			(29,049)
Taxes paid related to net share settlement of equity awards	(5,914)	(550)	—	—	(550)
Net income	—		19,797	—	19,797
Other comprehensive loss	—	—	—	(493)	(493)
Balance—December 31, 2021	17,643,903	$30,909	$606,647	$(17,408)	$620,148

	Six Months Ended December 31, 2020
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2020	18,011,982	$122,553	$474,793	$(25,194)	$572,152
Exercise of stock options	77,532	563	—	—	563
Vesting of RSUs	304,420	—	—	—	—
Shares issued under employee stock purchase program	32,641	2,022	—	—	2,022
Stock-based compensation expense	—	11,821	—	—	11,821
Repurchase of common stock	(320,136)	(24,816)			(24,816)
Taxes paid related to net share settlement of equity awards	(173,183)	(11,327)	—	—	(11,327)
Net income	—	—	29,382	—	29,382
Other comprehensive income	—	—	—	7,839	7,839
Balance—December 31, 2020	17,933,256	$100,816	$504,175	$(17,355)	$587,636

	Six Months Ended December 31, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2021	17,854,110	$105,724	$548,842	$(14,746)	$639,820
Exercise of stock options	164,612	311	—	—	311
Vesting of RSUs	329,072	—	—	—	—
Shares issued under employee stock purchase program	27,960	1,990	—	—	1,990
Stock-based compensation expense	—	14,088	—	—	14,088
Repurchase of common stock	(481,296)	(45,280)			(45,280)
Taxes paid related to net share settlement of equity awards	(250,555)	(19,161)	—	—	(19,161)
Adoption of ASU 2020-06 for convertible notes		(26,763)	18,956		(7,807)
Net income	—	—	38,849	—	38,849
Other comprehensive loss	—	—	—	(2,662)	(2,662)
Balance—December 31, 2021	17,643,903	$30,909	$606,647	$(17,408)	$620,148

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,382	$38,849
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	21,162	19,190
Stock-based compensation expense	11,821	14,088
Provision for (recovery of) losses on accounts receivable	5,240	(3,934)
Deferred income taxes	44	(9)
Amortization of debt discount and issuance costs	4,830	697
Impairment charges	552	—
Other	55	111
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	3,189	5,547
Inventories	(25,151)	(42,247)
Prepaid expenses and other assets	(9,622)	(8,264)
Accounts payable	4,408	(12,775)
Accrued payroll and related expenses	(4,328)	(12,899)
Advances from customers	45,250	1,155
Deferred revenue	394	5,003
Other	2,253	(1,066)
Net cash provided by operating activities	89,479	3,446
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(8,508)	(7,401)
Proceeds from sale of property and equipment	—	258
Purchases of certificates of deposit	(2,628)	(126)
Proceeds from maturities of certificates of deposit	700	—
Acquisition of business, net of cash acquired	(3,000)	—
Payments for intangible and other assets	(7,047)	(8,122)
Net cash used in investing activities	(20,483)	(15,391)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	(41,000)	81,622
Proceeds from long-term debt	315	143
Payments on long-term debt	(539)	(491)
Proceeds from exercise of stock options and employee stock purchase plan	2,585	2,301
Payments of contingent consideration	(628)	(1,500)
Repurchases of common stock	(24,816)	(45,280)
Taxes paid related to net share settlement of equity awards	(11,327)	(19,161)
Net cash provided by (used in) financing activities	(75,410)	17,634
Effect of exchange rate changes on cash	2,887	30
Net change in cash and cash equivalents	(3,527)	5,719
Cash and cash equivalents—beginning of period	76,102	80,613
Cash and cash equivalents—end of period	$72,575	$86,332
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$3,012	$3,501
Income taxes	$5,125	$7,787

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the operating results to be expected for the full 2022 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 7 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $107.46 because the principal amount of the Notes is intended to be settled in cash upon conversion. There was no dilutive effect of the Notes for the three and six months ended December 31, 2020 and 2021.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Net income available to common stockholders	$20,038	$19,797	$29,382	$38,849

Weighted average shares outstanding—basic	17,924	17,838	17,988	17,892
Dilutive effect of equity awards	272	268	278	311
Weighted average shares outstanding—diluted	18,196	18,106	18,266	18,203

Basic earnings per share	$1.12	$1.11	$1.63	$2.17
Diluted earnings per share	$1.10	$1.09	$1.61	$2.13
Shares excluded from diluted earnings per share due to their anti-dilutive effect	45	62	89	25

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $86.3 million at December 31, 2021. Of this amount, approximately 72% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Singapore, India, Malaysia, and Canada, and to a lesser extent in Australia, Albania, Indonesia and Mexico among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments and foreign currency forward contracts. The carrying values of financial instruments, other than long term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of December 31, 2021.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2021				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$47,113	$—	$47,113	$—	$48,553	$—	$48,553
Liabilities—Contingent consideration	$—	$—	$19,431	$19,431	$—	$—	$14,129	$14,129

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

The net investment hedge has been designated as a hedge instrument and accounted for under Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging. Hedge effectiveness is assessed using the spot method, consistent with guidance in ASC 815 whereby the change in fair value of the forward contract is recorded in the same manner as the related currency translation adjustments, within other comprehensive income, as the hedging instrument is expected to be fully effective unless the amount hedged exceeds the net investment in the foreign operation, or the foreign operation is liquidated. There were no net investment hedges outstanding as of December 31, 2021.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated income statement. We initiated these forward contracts in the first quarter of fiscal 2021. The amounts reported in the consolidated income statement for the three and six months ended December 31, 2021 were not significant. The fair value of our forward foreign exchange contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2021 and December 31, 2021, we held foreign currency forward contracts with notional amounts totaling $26.1 million and $28.0 million, respectively. Unrealized gains and losses from the forward currency forward contracts as of December 31, 2021 were not significant.

Business Combinations

Under ASC 805, Business Combinations, the acquisition method of accounting requires us to record assets acquired less liabilities assumed in an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase consideration over the estimated fair value of the assets acquired less liabilities assumed should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions which are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We may record adjustments to the assets acquired and liabilities assumed, with corresponding adjustments to goodwill, during the one-year post-acquisition measurement period as additional information becomes available. Any adjustments subsequent to the conclusion of such one-year measurement period are reflected in reported earnings.

Recently Adopted Accounting Pronouncements

Convertible Debt

In August 2020, the FASB issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. We early adopted the new guidance on July 1, 2021 using the modified retrospective approach and recorded a $19 million increase to retained earnings and a reduction of $27 million in common stock as if there had been no equity component. Additionally, we recorded an increase to the convertible notes balance of $10 million. Interest expense recognized subsequent to adoption on July 1, 2021 will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

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

2. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	December 31,
Accounts receivable, net	2021	2021
Accounts receivable	$315,926	$309,262
Less allowance for doubtful accounts	(25,273)	(21,225)
Total	$290,653	$288,037

	June 30,	December 31,
Inventories	2021	2021
Raw materials	$160,313	$187,335
Work-in-process	59,594	68,446
Finished goods	74,301	78,461
Total	$294,208	$334,242

	June 30,	December 31,
Property and equipment, net	2021	2021
Land	$16,357	$16,287
Buildings, civil works and improvements	57,555	56,410
Leasehold improvements	8,874	9,520
Equipment and tooling	129,735	130,083
Furniture and fixtures	3,275	3,403
Computer equipment	19,349	20,871
Computer software	23,090	23,863
Computer software implementation in process	11,102	10,896
Construction in process	4,011	4,649
Total	273,348	275,982
Less accumulated depreciation and amortization	(155,344)	(159,867)
Property and equipment, net	$118,004	$116,115

Depreciation and amortization expense for property and equipment was $5.6 million and $5.3 million for the three months ended December 31, 2020 and 2021, respectively, and $10.8 million and $10.6 million for the six months ended December 31, 2020 and 2021, respectively.

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the six-month period ended December 31, 2021 were as follows (in thousands)

			Optoelectronics
			And
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2021	$206,426	$43,584	$70,294	$320,304
Goodwill acquired or adjusted during the period	1,270	—	—	1,270
Foreign currency translation adjustment	(176)	(92)	(987)	(1,255)
Balance as of December 31, 2021	$207,520	$43,492	$69,307	$320,319

Intangible assets consisted of the following (in thousands):

		June 30, 2021			December 31, 2021
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8-9 years	$49,183	$(15,679)	$33,504	$56,653	$(17,126)	$39,527
Patents	19 years	8,753	(2,597)	6,156	8,514	(2,789)	5,725
Developed technology	10 years	60,665	(25,923)	34,742	60,604	(29,066)	31,538
Customer relationships	7 years	50,676	(26,588)	24,088	50,057	(29,321)	20,736
Total amortizable assets		169,277	(70,787)	98,490	175,828	(78,302)	97,526
Non-amortizable assets:
In-process R&D		533	—	533	533	—	533
Trademarks		28,585	—	28,585	28,584	—	28,584
Total intangible assets		$198,395	$(70,787)	$127,608	$204,945	$(78,302)	$126,643

Amortization expense related to intangible assets was $5.6 million and $4.2 million for the three months ended December 31, 2020 and 2021, respectively. For the six months ended December 31, 2020 and 2021, amortization expense related to intangible assets was $10.3 million and $8.6 million, respectively.

At December 31, 2021, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2022 (remaining 6 months)	$8,693
2023	19,983
2024	19,463
2025	16,062
2026	12,242
Thereafter	21,083
Total	$97,526

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended December 31, 2020 and 2021, we capitalized software development costs in the amounts of $2.4 million and $3.6 million, respectively. For the six months ended December 31, 2020 and 2021, we capitalized software development costs in the amounts of $6.5 million and $7.7 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2021 and December 31, 2021, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	December 31,
	2021	2021	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$40,853	$38,706	$(2,147)	(5)%

Contract Liabilities (in thousands)

	June 30,	December 31,
	2021	2021	Change	% Change
Advances from customers	$38,463	$39,521	$1,058	3%
Deferred revenue—current	32,689	32,674	(15)	(0)%
Deferred revenue—long-term	14,898	19,817	4,919	33%

Contract assets decreased due to invoicing for performance obligations fulfilled in our Security division. The overall increase in contract liabilities was primarily due to deferred revenue from receipt of payments under service and warranty contracts primarily in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $357.0 million. We expect to recognize revenue on approximately 49% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the six months ended December 31, 2021, we recognized revenue of $41.2 million from contract liabilities existing at the beginning of the period.

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

5. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Operating lease cost	$2,370	$2,375	$4,904	$4,650
Variable lease cost	184	202	443	387
Short-term lease cost	180	307	391	586
	$2,734	$2,884	$5,738	$5,623

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2021	December 31, 2021
Operating lease ROU assets, net	Other assets	$23,439	$31,503

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$7,499	$7,771
Operating lease liabilities, long-term	Other long-term liabilities	16,317	24,048
Total operating lease liabilities		$23,816	$31,819

Weighted average remaining lease term			4.3 years
Weighted average discount rate			3.6%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended December 31,
	2020	2021
Cash paid for operating lease liabilities	$5,234	$4,732
ROU assets obtained in exchange for new lease obligations	725	5,564

Maturities of operating lease liabilities at December 31, 2021 were as follows (in thousands):

December 31, 2021
Less than one year	$8,705
1 – 2 years	7,961
2 – 3 years	6,361
3 – 4 years	4,666
4 – 5 years	4,065
Thereafter	2,684
34,442
Less: imputed interest	(2,623)
Total lease liabilities	$31,819

6. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended December 31, 2021, we recognized $0.8 million in restructuring and other charges, which primarily included $0.5 million in legal charges primarily related to class action litigation and government investigations and $0.3 million for employee terminations.

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

During the six months ended December 31, 2021, we recognized $3.3 million in restructuring and other charges, which primarily included $0.7 million in employee terminations and $2.7 million in legal charges. During the six months ended December 31, 2020, we incurred $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs commenced in the first quarter of the 2021 fiscal year and included $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment. We also incurred costs of $1.2 million for employee terminations and facility closure costs for operational efficiency activities and $0.3 million for acquisition-related activities, partially offset by a net benefit of $0.5 million for reimbursements from our insurance carriers for covered legal charges.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended December 31, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$139	$27	$—	$—	$166
Employee termination costs	147	—	—	—	147
Facility closures/consolidation costs (benefit)	(17)	—	—	—	(17)
Legal recoveries, net	—	—	—	(458)	(458)
Total expensed (benefit), net	$269	$27	$—	$(458)	$(162)

	Three Months Ended December 31, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$332	$—	$—	$—	$332
Facility closures/consolidation	22	—	—	—	22
Legal costs, net	—	—	—	477	477
Total expensed	$354	$—	$—	$477	$831

	Six Months Ended December 31, 2020
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$552	$—	$—	$—	$552
Acquisition-related costs	227	27	—	—	254
Employee termination costs	3,797	—	146	—	3,943
Mexico transaction costs	2,691	—		—	2,691
Facility closures/consolidation costs	1,255	—	—	—	1,255
Legal recoveries, net	—	—	—	(498)	(498)
Total expensed (benefit), net	$8,522	$27	$146	$(498)	$8,197

	Six Months Ended December 31, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$668	$—	$—	$—	$668
Facility closures/consolidation	(40)	—	—	—	(40)
Legal costs, net	—	—	—	2,713	2,713
Total expensed	$628	$—	$—	$2,713	$3,341

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the six-month period ended December 31, 2021 were as follows (in thousands):

		Facility
	Employee	Closure/	Legal
	Termination	Consolidation	Costs and
	Costs	Cost	Settlements	Total
Balance as of June 30, 2021	$250	$386	$2,772	$3,408
Restructuring and other charges (benefits), net	668	(40)	2,713	3,341
Payments, adjustments and reimbursements, net	(837)	(346)	(2,913)	(4,096)
Balance as of December 31, 2021	$81	$—	$2,572	$2,653

7. Borrowings

Revolving Credit Facility

In December 2021, we entered into an amendment to the senior secured credit facility that increased the aggregate amount available to borrow from $535 million to $750 million. The amended facility matures in December 2026 and is comprised of a $600 million revolving credit facility and a $150 million delayed draw term loan. The term loan is available to us to draw through September 1, 2022. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the amended facility bore interest at LIBOR plus a margin of 1.0% as of December 31, 2021 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be phased out over time. The terms of our credit facility allow for replacement when that occurs. Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.10% as of December 31, 2021 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of December 31, 2021, there were $81.6 million of borrowings outstanding under the revolving credit facility, $84.2 million outstanding under the letters of credit sub-facility, and no borrowings outstanding under the term loan. As of December 31, 2021, the amount available to borrow under the revolving credit facility was $434.2 million and the amount available to borrow under the term loan was $150 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of December 31, 2021, we were in compliance with all financial covenants under this credit facility.

1.25% Convertible Senior Notes (“Notes”) Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. The Notes are governed by an indenture dated February 22, 2017. The maturity for the payment of principal is September 1, 2022. The Notes bear interest at the rate of 1.25% and are payable in cash semiannually in arrears on each March 1 and September 1. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries as well as any of our existing and future indebtedness that may be guaranteed by our subsidiaries to the extent of such guarantees (including the guarantees of certain of our subsidiaries under our existing credit facility).

The Notes are convertible prior to March 1, 2022 only upon specified events and during specified periods and are, thereafter convertible, at any time, in each case at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to our stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the original indenture provided that the Notes may be settled, at our election, in cash or shares of our common stock or a combination of cash and shares of our common stock. We have irrevocably elected a combination settlement method to satisfy the conversion obligation, which provides for us to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares of common stock and cash in lieu of fractional shares.

We may redeem the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days. If we undergo a fundamental change, as defined in the indenture for the Notes, subject to certain conditions, holders of the Notes may require us to repurchase all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The occurrence of a fundamental change will also result in the Notes becoming immediately convertible. Since the last reported sales price of our common stock did not exceed 130% of the conversion price for at least 20 trading days within any applicable period of 30 consecutive trading days, the Notes are not yet convertible.

Pursuant to ASC 470-20, we originally allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represented the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long-term debt in the consolidated balance sheet and being amortized as interest expense over the life of the Notes using the effective interest method. The total interest expense recognized for the three and six months ended December 31, 2020 related to the Notes was $3.3 million and $6.6 million, respectively, which consisted of $0.9 million and $1.8 million of contractual interest expense, $2.1 million and $4.2 million of debt discount amortization and $0.3 million and $0.6 million of amortization of debt issuance costs For the three and six months ended December 31, 2021, the total interest expense was $1.2 million and $2.5 million, respectively, which consisted of $0.9 million and $1.8 million of contractual interest expense and $0.3 million and $0.7 million of amortization of debt issuance costs. As of July 1, 2021, the remaining unamortized debt discount of $10.5 million was eliminated upon the adoption of ASU 2020-06. The unamortized debt issuance cost of $1.4 million and $0.9 million as of June 30, 2021 and December 31, 2021, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments typically will be closer to the coupon interest rate. We early adopted the new guidance on July 1, 2021 using the modified retrospective approach and recorded a $19 million increase to retained earnings and a reduction of $27 million in common stock as if there had been no equity component. Additionally, we recorded an increase to the convertible notes balance by $10 million.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of December 31, 2021, $59.6 million was outstanding under these letter-of-credit facilities. As of December 31, 2021, the total amount available under these credit facilities was $15.5 million.

Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2021
1.25% convertible notes due September 1, 2022:
Principal amount	$287,500	$287,500
Unamortized discount	(10,494)	—
Unamortized debt issuance costs	(1,372)	(930)
	275,634	286,570
Other long-term debt	1,633	1,279
	277,267	287,849
Less current portion of long-term debt	(846)	(287,247)
Long-term portion of debt	$276,421	$602

8. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2021, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Cost of goods sold	$194	$205	$373	$411
Selling, general and administrative	5,384	6,642	11,168	13,410
Research and development	135	127	280	267
Stock-based compensation expense	$5,713	$6,974	$11,821	$14,088

As of December 31, 2021, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $0.8 million for stock options and $27.1 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.4 years with respect to the stock options and 1.8 years with respect to the RSUs.

The following summarizes stock option activity during the six months ended December 31, 2021:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2021	255,220	$50.24
Granted	22,954	96.38
Exercised	(164,612)	34.61
Expired or forfeited	(834)	71.83
Outstanding at December 31, 2021	112,728	82.30	6.7 years	$1,408
Exercisable at December 31, 2021	68,063	75.13	5.0 years	1,265

The following summarizes RSU award activity during the six months ended December 31, 2021:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2021	435,925	$84.16
Granted	333,897	90.44
Vested	(329,072)	82.49
Forfeited	(3,233)	82.53
Nonvested at December 31, 2021	437,517	$90.22

In December 2020, our shareholders authorized an increase of 1.65 million shares for the OSI Plan resulting in a maximum pool of 7.1 million shares. As of December 31, 2021, there were approximately 1.4 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 136,242 and 96,620 performance-based RSUs during the six months ended December 31, 2020 and 2021, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the six months ended December 31, 2021, we repurchased 481,296 shares of our common stock.

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

9. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $28.7 million as of December 31, 2021.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $0.5 million and $0.6 million, respectively, during the three and six months ended December 31, 2020 and $1.0 million and $1.3 million, respectively, during the three and six months ended December 31,2021.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2021 to December 31, 2021 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2021	$19,431
Addition of contingent earnout obligations	—
Foreign currency translation adjustment	(133)
Changes in fair value for contingent earnout obligations	(5,001)
Payments on contingent earnout obligations	(168)
Ending fair value, December 31, 2021	$14,129

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

We continue to investigate contamination of the soil and groundwater beneath the Hawthorne, California facility that resulted from unspecified on-and off-site releases occurring prior to our occupancy. We believe the releases are of a historical nature and not uncommon to the region in general. We continue to take voluntary actions, in cooperation with the local governing agency, to investigate the site and develop appropriate remedial actions.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2021.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2020	2021
Balance at beginning of period	$20,825	$19,736
Additions and adjustments	3,103	1,455
Reductions for warranty repair costs	(4,088)	(4,242)
Balance at end of period	$19,840	$16,949

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the Foreign Corrupt Practices Act. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California ("District Court") that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller’s report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. balet al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. Although we believe that the actions are without merit, because of the costs and inherent uncertainty in litigation, we reached an agreement to settle the Arkansas Teacher Retirement Systems matter for $12.5 million, which was preliminarily approved by the court on December 30, 2021. We have accrued the $12.5 million in Other accrued expenses and current liabilities as of December 31, 2021. The settlement amount is probable and anticipated to be recovered by insurance and, therefore, we also recorded an asset for $12.5 million within Prepaid expenses and other current assets as of December 31, 2021. If the insurance recovery is less than the agreed-upon settlement, we would recognize an expense for the difference between the settlement and the amount recovered.

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

The effective tax rates for the three months ended December 31, 2021 and 2020 were 26.3% and 28.6%, respectively. During each of the three month periods ended December 31, 2021 and 2020, we recognized a net discrete tax expense of $0.3 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates.

The effective tax rate for the six months ended December 31, 2021 and 2020 was 21.6% and 27.7%, respectively. During the six months ended December 31, 2021, we recognized a net discrete tax benefit of $1.8 million related to equity-based compensation under ASU 2016-09 partially offset by a discrete tax expense for changes in prior year tax estimates of $0.2 million. During the six months ended December 31, 2020, we recognized discrete tax expense of $0.1 million related to equity-based compensation under ASU 2016-09 and changes in prior year estimates.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Revenues (1) —by Segment:
Security division	$145,236	$145,918	$280,011	$295,435
Healthcare division	54,895	52,425	106,398	103,013
Optoelectronics and Manufacturing division, including intersegment revenues	87,521	91,490	167,435	183,795
Intersegment revenues elimination	(11,643)	(13,152)	(22,927)	(26,305)
Total	$276,009	$276,681	$530,917	$555,938

Income (loss) from operations —by Segment:
Security division	$19,776	$18,171	$28,682	$39,764
Healthcare division	9,323	7,030	18,307	12,950
Optoelectronics and Manufacturing division	10,414	13,382	19,154	23,165
Corporate	(7,361)	(9,663)	(16,817)	(22,126)
Intersegment eliminations	206	166	(275)	13
Total	$32,358	$29,086	$49,051	$53,766

	June 30,	December 31,
	2021	2021
Assets (2) —by Segment:
Security division	$798,192	$813,139
Healthcare division	220,411	228,449
Optoelectronics and Manufacturing division	282,039	295,281
Corporate	121,293	142,321
Eliminations (3)	(37,568)	(36,084)
Total	$1,384,367	$1,443,106
(1)For each of the three and six month periods ended December 31, 2020 and December 31, 2021, no customer accounted for greater than 10% of total net revenues.
(2)As of June 30, 2021 and December 31, 2021, no customer accounted for greater than 10% of accounts receivable.
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

This management’s discussion and analysis of financial condition as of December 31, 2021 and results of operations for the three and six months ended December 31, 2021 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, information provided regarding impact of the COVID-19 pandemic. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic such as material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the same fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. Many of the referenced risks could be amplified by the magnitude and duration of the COVID-19 pandemic. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 53% of our total consolidated revenues for each of the six months ended December 31, 2020 and 2021.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 20% and 19% of our total consolidated revenues for the six months ended December 31, 2020 and 2021, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 27% and 28% of our total consolidated revenues for the six months ended December 31, 2020 and 2021, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Coronavirus Pandemic. The coronavirus disease 2019 (“COVID-19”) pandemic, including the emergence of new variants, has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns, and market volatility. The COVID-19 pandemic has caused, and is likely to continue to cause, significant economic disruptions and has impacted, and is expected to continue to impact, our operations and the operations of our suppliers, logistics providers and customers as a result of quarantines, facility closures and travel and logistics restrictions. Our ability to continue to operate without significant negative impacts will in part depend on our ability to protect our employees and our supply chain and to keep our manufacturing facilities open and operating effectively. We have endeavored to implement government and health authority recommendations to protect our employees worldwide including with respect to vaccine administration. While we do not expect these pandemic-related impacts to be long-term, there is substantial uncertainty regarding the duration, scope, and ultimate impact of the COVID-19 pandemic. During the early stages of the pandemic and continuing to a lesser extent throughout the duration of the pandemic, our Healthcare division experienced increased demand for certain products as a result of COVID-19. In our Security division, throughout the pandemic, receipt of certain orders has been delayed, most notably with respect to our aviation and cargo products, and our revenues have been adversely impacted as a result of the pandemic. As many customers of our Security division continue to be impacted by the pandemic, we have received and could receive further requests to delay deliveries of equipment and modify service arrangements or the scheduling of factory or site acceptance tests, which has impacted, and could further impact, timing of revenue recognition. In addition, as a result of COVID-19 related government regulations, certain of our global manufacturing facilities have had to limit operations and might have to limit operations in the future. While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets due primarily to materials shortages, longer lead times on deliveries and transportation constraints. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be materially and adversely impacted. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests and the best interests of our employees, suppliers and customers.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to the COVID-19 pandemic, resulting in market size contractions in certain countries due to economic slowdowns and government restrictions on movement. In addition to the COVID-19 pandemic, these other global macroeconomic factors, coupled with the U.S. political climate and political unrest internationally, have created uncertainty and impacted demand for certain of our products and services. We do not know how long this uncertainty will continue. These factors could have a material negative effect on our business, results of operations and financial condition.

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

Healthcare Considerations. As described above, our Healthcare division experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic during the earlier stages of the pandemic that has continued to a lesser extent throughout the duration of the pandemic. Increased healthcare capital purchases made in prior periods may result in fewer capital purchases in subsequent periods. The pandemic may also impact our ability to manufacture product needed to timely fill orders if we experience supply chain disruptions or need to close any manufacturing facility due to employee COVID-19 cases or local government regulations.

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

Changes in Costs and Supply Chain Disruptions. Our costs are subject to fluctuations, particularly due to changes in raw material, component, and logistics costs. Our manufacturing and supply chain operations, including freight and shipping activities, have been and may continue to be impacted by increased vendor costs as well as the current global supply chain bottleneck. Specifically, we are impacted by the global shortage of electronic components and other materials needed for production and freight availability. We expect continued disruptions in obtaining material and freight availability as the world economies react to and recover from supply chain shortages. This increased cost environment has been exacerbated by the COVID-19 pandemic. Although we strive to implement, achieve, and sustain cost containment measures, including supply chain optimization and general overhead and workforce optimization, if we are unable to mitigate the impact of increased costs through pricing or other actions, there could be a negative impact on our business, results of operations, and financial condition.

Results of Operations for the Three Months Ended December 31, 2020 (Q2 Fiscal 2021) Compared to the Three Months Ended December 31, 2021 (Q2 Fiscal 2022) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	Q2	% of	Q2	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$ Change	% Change
Security	$145.2	53%	$145.9	53%	$0.7	0.5%
Healthcare	54.9	20	52.4	19	(2.5)	(4.5)
Optoelectronics and Manufacturing	75.9	27	78.4	28	2.5	3.3
Total net revenues	$276.0	100%	$276.7	100%	$0.7	0.3%

Revenues for the Security division during the three months ended December 31, 2021 were relatively comparable year over year. Our service revenues increased by approximately $3.1 million whereas our product revenues decreased by approximately $2.4 million as compared to the prior year comparable period.

Revenues for the Healthcare division during the three months ended December 31, 2021 decreased 4.5% year-over-year. While cardiology sales increased by approximately $1.0 million and service, supplies and accessories sales increased by approximately $0.4 million, patient monitoring sales decreased by approximately $3.9 million.

Revenues for the Optoelectronics and Manufacturing division during the three months ended December 31, 2021 increased year-over year as a result of an increase in revenue in our optoelectronics business of approximately $3.2 million, offset by a reduction in revenue of approximately $0.7 million in our contract manufacturing business.

Gross Profit

	Q2	% of	Q2	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues
Gross profit	$102.1	37.0%	$99.8	36.1%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the mix of revenues and higher raw material and freight costs. Gross profit as a percentage of net revenues during the quarter ended December 31, 2021 decreased on a year-over-year basis due to (i) a reduction in the Security division gross margins due to a less favorable sales mix and increased component, freight and travel costs and (ii) reduced revenues in our Healthcare division, which carries the highest gross margin of our three divisions. Our gross margin increased within the Optoelectronics and Manufacturing division due to a more favorable sales mix.

Operating Expenses

	Q2	% of	Q2	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$ Change	% Change
Selling, general and administrative	$56.1	20.3%	$54.9	19.8%	$(1.2)	(2.1)%
Research and development	13.8	5.0	15.0	5.4	1.2	8.7
Impairment, restructuring and other charges (benefit), net	(0.2)	—	0.8	0.3	1.0	500.0
Total operating expenses	$69.7	25.3%	$70.7	25.5%	$1.0	1.4%

Selling, general and administrative. Our significant selling, general and administrative (SG&A) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense. SG&A expense for the three months ended December 31, 2021 was lower than such expense in the same prior-year period due to a reduced provision for losses on accounts receivable coupled with certain bad debt recoveries totaling $4.9 million and other miscellaneous reductions of $1.5 million. This decrease was offset by an increase in compensation expense of $5.2 million.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The increase in R&D expense during the three months ended December 31, 2021 from the same prior-year period reflected an increase in compensation expense and outside services of approximately $1.8 million to support new product development initiatives primarily in our Security and Healthcare divisions. This increase was partially offset by other reductions in R&D expense of approximately $0.6 million.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. During the three months ended December 31, 2021, impairment, restructuring and other charges primarily consisted of $0.5 million for legal charges and $0.3 million in charges for employee terminations. During the three months ended December 31, 2020, we recognized a net benefit of $0.5 million for reimbursements from our insurance carriers for covered legal charges, partially offset by additional legal fees related to class action litigation and government investigations. This was partially offset by charges of $0.1 million for employee terminations from operational efficiency activities and $0.2 million for acquisition-related activities.

Interest and other expense, net. For the three months ended December 31, 2021, interest and other expense, net was $2.2 million as compared to $4.2 million in the same prior-year period. This decrease was driven by our adoption of ASU 2020-06 (see Note 1 to the condensed consolidated financial statements for further discussion) and was partially offset by higher average levels of borrowing under our revolving credit facility during the three months ended December 31, 2021 in comparison with the levels of borrowing during the same period in the prior year. Interest expense during the three months ended December 31, 2021 and 2020 included $0.1 and $2.3 million of non-cash interest expense, respectively, primarily related to the Notes

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended December 31, 2021, we recognized a provision for income taxes of $7.1 million compared to $8.1 million for the comparable prior-year period. The effective tax rates for the three months ended December 31, 2021 and 2020 were 26.3% and 28.8%, respectively. During each of the three month periods ended December 31, 2021 and 2020, we recognized a net discrete tax provision of $0.3 million for changes in prior year tax estimates and equity-based compensation under ASU 2016-09.

Results of Operations for the Six Months Ended December 31, 2020 (YTD Q2 Fiscal 2021) Compared to the Six Months Ended December 31, 2021 (YTD Q2 Fiscal 2022) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 11 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$Change	% Change
Security	$280.0	53%	$295.4	53%	$15.4	6%
Healthcare	106.4	20	103.0	19	(3.4)	(3)
Optoelectronics and Manufacturing	144.5	27	157.5	28	13.0	9
Total net revenues	$530.9	100%	$555.9	100%	$25.0	5%

Revenues for the Security division during the six months ended December 31, 2021 increased on a year-over-year basis. Our product revenues increased by approximately $13.1 million, and our service revenues increased by approximately $2.3 million as compared to the prior year comparable period.

Revenues for the Healthcare division during the six months ended December 31, 2021 decreased 3% year-over-year. While cardiology sales increased by approximately $2.4 million and service, supplies and accessories sales increased by approximately $1.6 million, patient monitoring sales decreased by approximately $7.4 million.

Revenues for the Optoelectronics and Manufacturing division during the six months ended December 31, 2021 increased year-over year as a result of an increase in revenue in our contract manufacturing business of approximately $7.9 million coupled with an increase in sales of approximately $5.1 million in our optoelectronics business.

Gross Profit

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues
Gross profit	$197.8	37.3%	$199.1	35.8%

The overall increase in gross profit was driven by the increase in revenues for the Security and Optoelectronics and Manufacturing divisions which was somewhat mitigated by lower sales in our Healthcare division. Our cost of goods sold increased year-over-year primarily as a result of the increase in revenues and higher raw material and freight costs. Gross profit as a percentage of net revenues during the six months ended December 31, 2021 decreased on a year-over-year basis due to (i) strong sales growth within our Optoelectronics and Manufacturing division (which has the lowest gross margin among our divisions), (ii) a reduction in revenues in our Healthcare division (which has the highest gross margin among our divisions), and (iii) a reduction in the Security division gross margins due to a less favorable sales mix, reduced service gross margin, and increased component, freight and travel costs.

Operating Expenses

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$Change	% Change
Selling, general and administrative	$114.7	21.6%	$112.2	20.2%	$(2.5)	(2.2)%
Research and development	25.9	4.9	29.8	5.4	3.9	15.1
Impairment, restructuring and other charges (benefit), net	8.2	1.5	3.3	0.6	(4.9)	(59.8)
Total operating expenses	$148.8	28.0%	$145.3	26.2%	$(3.5)	(2.4)%

Selling, general and administrative. SG&A expense for the six months ended December 31, 2021 was lower than such expense in the same prior-year period due to reduced provision for losses on accounts receivable coupled with certain bad debt recoveries totaling $9.2 million as well as a net benefit of $2.9 million for the change in contingent consideration. These decreases were partially offset by an increase in employee compensation expense of $7.7 million and increased travel, entertainment, and marketing expense of $1.9 million.

Research and development. The increase in R&D expense during the six months ended December 31, 2021 from the same prior-year period reflected higher employee compensation expenses of $4.2 million and $1.3 million in supplies and research expenses to support new product development initiatives primarily in our Security and Healthcare divisions. This increase was partially offset by other reductions in R&D expense of approximately $1.6 million.

Impairment, restructuring and other charges (benefit). During the six months ended December 31, 2021, impairment, restructuring and other charges of $3.3 million consisted of $2.7 million for legal charges and $0.7 million in charges for employee terminations.

During the six months ended December 31, 2020, we incurred $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs commenced in the first quarter of the 2021 fiscal year and include $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment. We also incurred costs of $1.2 million for employee terminations and facility closure costs for operational efficiency activities and $0.3 million for acquisition-related activities, partially offset by a net benefit of $0.5 million for reimbursements from our insurance carriers for covered legal charges.

Interest and other expense, net. For the six months ended December 31, 2021, interest and other expense, net was $4.2 million as compared to $8.4 million in the comparable prior-year period. This decrease was driven by our adoption of ASU 2020-06 (see Note 1 to the condensed consolidated financial statements for further discussion) and was partially offset by higher average levels of borrowing under our revolving credit facility during the six months ended December 31, 2021 compared to the same period in the prior year. Interest expense during the six months ended December 31, 2021 and 2020 included $0.1 million and $4.5 million of non-cash interest expense, which was primarily related to the Notes.

Income taxes. For the six months ended December, 2021 and 2020, we recognized a provision for income taxes of $10.7 million and $11.2 million, respectively. The effective tax rate for the six months ended December 31, 2021 and 2020 was 21.6% and 27.7%, respectively. During the six months ended December 31, 2021, we recognized a net discrete tax benefit of $1.8 million, which was comprised of $2.0 million related to equity-based compensation under ASU 2016-09 partially offset by a discrete tax expense for prior year tax estimates of $0.2 million. During the six months ended December 31, 2020, we recognized a net discrete tax expense of $0.1 million related to change in prior year tax estimates of $0.4 million offset by a tax benefit of $0.3 for equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $86.3 million at December 31, 2021, a increase of $5.7 million, or 7.1%, from $80.6 million at June 30, 2021. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

We have a $750 million credit facility that is comprised of a $600 million revolving credit facility, which includes a $300 million subfacility for letters of credit, and a $150 million delayed draw term loan. The term loan, which was undrawn as of December 31, 2021, is available to us to draw through September 1, 2022. As of December 31, 2021, there were $81.6 million of borrowings outstanding under our revolving credit facility,and $84.2 million of outstanding letters of credit.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2021, we generated cash from operations of $3.4 million compared to $89.5 million in the same prior-year period. This decrease was driven by increases in inventory, a decrease in the amount of advance deposits received from customers and other changes in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $15.4 million for the six months ended December 31, 2021 as compared to $20.5 million in the same prior-year period. Capital expenditures in the six-month period ended December 31, 2021 were $7.1 million compared to $8.5 million in the same prior-year period. Expenditures for intangible and other assets in the six-month period ended December 31, 2021 were $8.1 million compared to $7.0 million in the same prior-year period. In addition, during the six months ended December 31, 2020, we used cash of $3.0 million for the acquisition of a business.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $17.6 million during the six months ended December 31, 2021, compared to $75.4 million used in financing activities during the same prior-year period. The changes in cash provided by (used in) financing activities primarily relate to (i) net proceeds from borrowings on bank lines of credit totaling $81.6 million in the six month period ended December 31, 2021 compared to net repayments of borrowings of $41.0 million in the same prior-year period and (ii) $64.4 million used for share repurchases and taxes paid related to the net share settlement of equity awards in the six month period ended December 31, 2021 compared to $36.1 million for the same prior-year period.

Borrowings

See Note 7 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $86.3 million at December 31, 2021. Of this amount, approximately 72% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Singapore, India, Malaysia and Canada and, to a lesser extent, in Australia, Albania, Indonesia and Mexico among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended December 31, 2021:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
October 1 to October 31, 2021	—	$—	—	2,379,489
November 1 to November 30, 2021	174,770	93.84	174,770	2,204,719
December 1 to December 31, 2021	138,020	91.64	138,020	2,066,699
	312,790		312,790
(1)	In April 2020, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares of common stock. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the six months ended December 31, 2021, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. See Notes 1, 5, 7 and 9 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any significant off-balance sheet arrangements, other than those previously disclosed.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes in our exposure to market risk during the six months ended December 31, 2021 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended December 31, 2021 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 23, 2021, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. Further, COVID-19 and its impact on the global health and economic environment, as well as reactions to resurgences of COVID-19 or other future pandemics, could also amplify the other risk factors described in our Annual Report on Form 10-K and thus materially affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Seventh Amendment to Credit Agreement dated December 22, 2021 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)Previously filed with our Current Report on Form 8-K filed on December 27, 2021

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 28th day of January 2022.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)