Form 10-Q
period 2022-03-31
OSI SYSTEMS INC
filed 2022-04-29
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 26, 2022, there were 17,043,935  shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30, 2021	March 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,613	$83,279
Accounts receivable, net	290,653	282,872
Inventories	294,208	344,643
Prepaid expenses and other current assets	43,930	47,742
Total current assets	709,404	758,536
Property and equipment, net	118,004	112,755
Goodwill	320,304	336,655
Intangible assets, net	127,608	139,781
Other assets	109,047	111,364
Total assets	$1,384,367	$1,459,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$—	$73,000
Current portion of long-term debt	846	249,315
Accounts payable	141,263	129,812
Accrued payroll and related expenses	50,816	40,469
Advances from customers	38,463	45,914
Other accrued expenses and current liabilities	113,379	107,326
Total current liabilities	344,767	645,836
Long-term debt	276,421	48,708
Deferred income taxes	7,157	4,658
Other long-term liabilities	116,202	141,395
Total liabilities	744,547	840,597
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 17,854,110 shares at June 30, 2021 and 17,043,853 shares at March 31, 2022	105,724	17
Retained earnings	548,842	637,734
Accumulated other comprehensive loss	(14,746)	(19,257)
Total stockholders’ equity	639,820	618,494
Total liabilities and stockholders’ equity	$1,384,367	$1,459,091

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Net revenues:
Products	$217,124	$221,857	$608,238	$634,446
Services	66,663	68,620	206,466	211,969
Total net revenues	283,787	290,477	814,704	846,415
Cost of goods sold:
Products	144,958	150,311	409,692	432,277
Services	34,810	37,308	103,161	112,177
Total cost of goods sold	179,768	187,619	512,853	544,454
Gross profit	104,019	102,858	301,851	301,961
Operating expenses:
Selling, general and administrative	57,906	57,813	172,624	170,015
Research and development	13,932	15,150	39,798	44,944
Impairment, restructuring and other charges (benefit), net	(285)	1,469	7,912	4,810
Total operating expenses	71,553	74,432	220,334	219,769
Income from operations	32,466	28,426	81,517	82,192
Interest and other expense, net	(4,167)	(2,301)	(12,589)	(6,534)
Other income, net	—	27,373	—	27,373
Income before income taxes	28,299	53,498	68,928	103,031
Provision for income taxes	(9,526)	(10,763)	(20,773)	(21,447)
Net income	$18,773	$42,735	$48,155	$81,584
Earnings per share:
Basic	$1.04	$2.45	$2.68	$4.60
Diluted	$1.03	$2.41	$2.63	$4.52
Shares used in per share calculation:
Basic	17,969	17,417	17,981	17,734
Diluted	18,298	17,709	18,278	18,036

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Net income	$18,773	$42,735	$48,155	$81,584
Other comprehensive income (loss):
Foreign currency translation adjustment	(503)	(1,981)	7,219	(4,907)
Other	59	132	176	396
Other comprehensive income (loss)	(444)	(1,849)	7,395	(4,511)
Comprehensive income	$18,329	$40,886	$55,550	$77,073

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2020	17,933,256	$100,816	$504,175	$(17,355)	$587,636
Exercise of stock options	9,703	624	—	—	624
Vesting of RSUs	6,519	—	—	—	—
Shares issued under employee stock purchase program	35,539	2,193	—	—	2,193
Stock-based compensation expense	—	7,565	—	—	7,565
Repurchase of common stock	(2,452)	(235)	—	—	(235)
Taxes paid related to net share settlement of equity awards	(2,358)	(219)	—	—	(219)
Net income	—	—	18,773	—	18,773
Other comprehensive loss	—	—	—	(444)	(444)
Balance—March 31, 2021	17,980,207	$110,744	$522,948	$(17,799)	$615,893

	Three Months Ended March 31, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2021	17,643,903	$30,909	$606,647	$(17,408)	$620,148
Vesting of RSUs	6,027	—	—	—	—
Shares issued under employee stock purchase program	32,105	2,307	—	—	2,307
Stock-based compensation expense	—	6,898	—	—	6,898
Repurchase of common stock	(635,962)	(39,904)	(11,648)	—	(51,552)
Taxes paid related to net share settlement of equity awards	(2,220)	(193)	—	—	(193)
Net income	—	—	42,735	—	42,735
Other comprehensive loss	—	—	—	(1,849)	(1,849)
Balance—March 31, 2022	17,043,853	$17	$637,734	$(19,257)	$618,494

	Nine Months Ended March 31, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2020	18,011,982	$122,553	$474,793	$(25,194)	$572,152
Exercise of stock options	87,235	1,187	—	—	1,187
Vesting of RSUs	310,939	—	—	—	—
Shares issued under employee stock purchase program	68,180	4,215	—	—	4,215
Stock-based compensation expense	—	19,386	—	—	19,386
Repurchase of common stock	(322,588)	(25,051)	—	—	(25,051)
Taxes paid related to net share settlement of equity awards	(175,541)	(11,546)	—	—	(11,546)
Net income	—	—	48,155	—	48,155
Other comprehensive income	—	—	—	7,395	7,395
Balance—March 31, 2021	17,980,207	$110,744	$522,948	$(17,799)	$615,893

	Nine Months Ended March 31, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2021	17,854,110	$105,724	$548,842	$(14,746)	$639,820
Exercise of stock options	164,612	311	—	—	311
Vesting of RSUs	335,099	—	—	—	—
Shares issued under employee stock purchase program	60,065	4,297	—	—	4,297
Stock-based compensation expense	—	20,986	—	—	20,986
Repurchase of common stock	(1,117,258)	(85,184)	(11,648)	—	(96,832)
Taxes paid related to net share settlement of equity awards	(252,775)	(19,354)	—	—	(19,354)
Adoption of ASU 2020-06 for convertible notes	—	(26,763)	18,956	—	(7,807)
Net income	—	—	81,584	—	81,584
Other comprehensive loss	—	—	—	(4,511)	(4,511)
Balance—March 31, 2022	17,043,853	$17	$637,734	$(19,257)	$618,494

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,155	$81,584
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	31,433	28,980
Stock-based compensation expense	19,386	20,986
Provision for (recovery of) losses on accounts receivable	6,176	(3,836)
Deferred income taxes	(1,364)	1,448
Amortization of debt discount and issuance costs	7,277	1,045
Impairment charges	552	—
Gain on sale of property and equipment	—	(27,373)
Other	(217)	(1,074)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	6,714	10,613
Inventories	(43,162)	(53,766)
Prepaid expenses and other assets	(4,263)	8,010
Accounts payable	37,113	(11,000)
Accrued payroll and related expenses	363	(9,837)
Advances from customers	19,468	7,523
Other	3,422	(11,490)
Net cash provided by operating activities	131,053	41,813
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(12,149)	(10,293)
Proceeds from sale of property and equipment	994	32,304
Purchases of certificates of deposit	(4,820)	(2,201)
Proceeds from certificates of deposit	2,690	55
Acquisition of businesses, net of cash acquired	(3,000)	(14,132)
Payments for intangible and other assets	(9,878)	(12,320)
Net cash used in investing activities	(26,163)	(6,587)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	(59,000)	73,000
Proceeds from long-term debt	413	50,285
Payments on long-term debt	(778)	(40,893)
Proceeds from exercise of stock options and employee stock purchase plan	5,402	4,608
Payments of contingent consideration	(854)	(1,671)
Repurchases of common stock	(25,051)	(96,832)
Taxes paid related to net share settlement of equity awards	(11,546)	(19,354)
Net cash used in financing activities	(91,414)	(30,857)
Effect of exchange rate changes on cash	2,887	(1,703)
Net change in cash and cash equivalents	16,363	2,666
Cash and cash equivalents—beginning of period	76,102	80,613
Cash and cash equivalents—end of period	$92,465	$83,279
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$5,721	$5,851
Income taxes	$8,074	$9,964

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full 2022 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 1.25% convertible senior notes due 2022 (the “Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $107.46 because the principal amount of the Notes is intended to be settled in cash upon conversion. There was no dilutive effect of the Notes for the three and nine months ended March 31, 2021 and 2022.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Net income available to common stockholders	$18,773	$42,735	$48,155	$81,584

Weighted average shares outstanding—basic	17,969	17,417	17,981	17,734
Dilutive effect of equity awards	329	292	297	302
Weighted average shares outstanding—diluted	18,298	17,709	18,278	18,036

Basic earnings per share	$1.04	$2.45	$2.68	$4.60
Diluted earnings per share	$1.03	$2.41	$2.63	$4.52
Shares excluded from diluted earnings per share due to their anti-dilutive effect	51	211	64	62

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $83.3 million at March 31, 2022. Of this amount, approximately 79% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Singapore, India, Malaysia, and Canada, and to a lesser extent in Australia, Albania, Indonesia and Mexico among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments and foreign currency forward contracts. The carrying values of financial instruments, other than long term debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2021 and March 31, 2022.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2021				March 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$47,113	$—	$47,113	$—	$47,162	$—	$47,162
Liabilities—Contingent consideration	$—	$—	$19,431	$19,431	$—	$—	$28,266	$28,266

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

The net investment hedge has been designated as a hedge instrument and accounted for under Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging. Hedge effectiveness is assessed using the spot method, consistent with guidance in ASC 815 whereby the change in fair value of the forward contract is recorded in the same manner as the related currency translation adjustments, within other comprehensive income, as the hedging instrument is expected to be fully effective unless the amount hedged exceeds the net investment in the foreign operation, or the foreign operation is liquidated. There were no net investment hedges outstanding as of June 30, 2021 and March 31, 2022.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated income statement. The amounts reported in the consolidated income statement for the three and nine months ended March 31, 2021 and 2022 were not significant. The fair value of our forward foreign exchange contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2021 and March 31, 2022, we held foreign currency forward contracts with notional amounts totaling $26.1 million and $21.0 million, respectively. Unrealized gains and losses from our forward currency forward contracts as of March 31, 2021 and 2022 were not significant.

Recently Adopted Accounting Pronouncements

Convertible Debt

In August 2020, the FASB issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments typically will be closer to the coupon interest rate. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. We early adopted the new guidance on July 1, 2021 using the modified retrospective approach and recorded a $19 million increase to retained earnings and a reduction of $27 million in common stock as if there had been no equity component. Additionally, we recorded an increase to the convertible notes balance of $10 million. Interest expense recognized subsequent to adoption on July 1, 2021 is reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

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

Contract Assets and Contract Liabilities from Revenue Contracts with Customers in a Business Combination

In October 2021, the FASB issued Accounting Standards Update 2021-08, an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination (Topic 805). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This authoritative guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We early adopted the new guidance effective January 1, 2022 using the prospective approach and applied the amendments to both business combinations that occurred during the three months ended March 31, 2022. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.

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

Fiscal Year 2022 Business Acquisitions

In February 2022, we (through our Security division) acquired a privately held provider of intelligent inspection, sensory, and recognition solutions for approximately $14 million, plus up to $25 million in potential contingent consideration. The acquisition was financed with cash on hand and borrowings under our revolving bank line of credit. The goodwill recognized for this business is not deductible for income tax purposes.

In February 2022, we (through our Security division) acquired a privately held sales and services company for approximately $1.1 million, plus an immaterial amount of potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this transaction is deductible for income tax purposes.

These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations and other disclosures related to these businesses have not been presented.

3. Balance Sheet Details

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,	March 31,
Accounts receivable, net	2021	2022
Accounts receivable	$315,926	$304,042
Less allowance for doubtful accounts	(25,273)	(21,170)
Total	$290,653	$282,872

	June 30,	March 31,
Inventories	2021	2022
Raw materials	$160,313	$194,643
Work-in-process	59,594	72,135
Finished goods	74,301	77,865
Total	$294,208	$344,643

	June 30,	March 31,
Property and equipment, net	2021	2022
Land	$16,357	$15,029
Buildings, civil works and improvements	57,555	47,438
Leasehold improvements	8,874	11,643
Equipment and tooling	129,735	131,222
Furniture and fixtures	3,275	3,726
Computer equipment	19,349	20,713
Computer software	23,090	24,506
Computer software implementation in process	11,102	10,550
Construction in process	4,011	4,771
Total	273,348	269,598
Less accumulated depreciation and amortization	(155,344)	(156,843)
Property and equipment, net	$118,004	$112,755

Depreciation and amortization expense for property and equipment was $5.5 million and $5.4 million for the three months ended March 31, 2021 and 2022, respectively, and $16.3 million and $16.0 million for the nine months ended March 31, 2021 and 2022, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the nine-month period ended March 31, 2022 were as follows (in thousands)

			Optoelectronics
			And
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2021	$206,426	$43,584	$70,294	$320,304
Goodwill acquired or adjusted during the period	17,703	—	—	17,703
Foreign currency translation adjustment	(20)	(181)	(1,151)	(1,352)
Balance as of March 31, 2022	$224,109	$43,403	$69,143	$336,655

Intangible assets consisted of the following (in thousands):

		June 30, 2021			March 31, 2022
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8-9 years	$49,183	$(15,679)	$33,504	$60,652	$(18,032)	$42,620
Patents	19 years	8,753	(2,597)	6,156	8,515	(2,875)	5,640
Developed technology	10 years	60,665	(25,923)	34,742	68,390	(30,741)	37,649
Customer relationships	7 years	50,676	(26,588)	24,088	54,021	(31,042)	22,979
Total amortizable assets		169,277	(70,787)	98,490	191,578	(82,690)	108,888
Non-amortizable assets:
In-process R&D		533	—	533	533	—	533
Trademarks		28,585	—	28,585	30,360	—	30,360
Total intangible assets		$198,395	$(70,787)	$127,608	$222,471	$(82,690)	$139,781

Amortization expense related to intangible assets was $4.8 million and $4.4 million for the three months ended March 31, 2021 and 2022, respectively. For the nine months ended March 31, 2021 and 2022, amortization expense related to intangible assets was $15.1 million and $13.0 million, respectively.

At March 31, 2022, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2022 (remaining 3 months)	$4,779
2023	18,981
2024	21,448
2025	19,826
2026	13,979
Thereafter	29,875
Total	$108,888

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended March 31, 2021 and 2022, we capitalized software development costs in the amounts of $2.6 million and $4.0 million, respectively. For the nine months ended March 31, 2021 and 2022, we capitalized software development costs in the amounts of $9.1 million and $11.7 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2021 and March 31, 2022, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	March 31,
	2021	2022	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$40,853	$44,483	$3,630	9%

Contract Liabilities (in thousands)

	June 30,	March 31,
	2021	2022	Change	% Change
Advances from customers	$38,463	$45,914	$7,451	19%
Deferred revenue—current	32,689	32,465	(224)	(1)%
Deferred revenue—long-term	14,898	19,813	4,915	33%

Contract assets increased during the nine months ended March 31, 2022 primarily due to satisfaction of performance obligations for aviation, cargo and vehicle inspection customers in our Security division which have not yet been billed. The overall increase in contract liabilities was primarily due to receipt of upfront deposits from customers and deferred revenue from receipt of payments under service and warranty contracts primarily in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $372.8 million. We expect to recognize revenue on approximately 41% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the nine months ended March 31, 2022, we recognized revenue of $53.3 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Operating lease cost	$2,216	$2,704	$7,120	$7,354
Variable lease cost	280	263	723	650
Short-term lease cost	258	268	649	854
	$2,754	$3,235	$8,492	$8,858

Sale-leaseback Transaction. In March 2022, we completed a sale-leaseback transaction for our manufacturing facilities and corporate headquarters in Hawthorne, California (the “Hawthorne Property”). We sold the Hawthorne Property for $32 million and recognized a gain of $27.4 million. We also entered into a 6-year lease agreement for the Hawthorne Property commencing March 10, 2022 and expiring on March 31, 2028, with two 5-year renewal options. As of March 31, 2022, we recorded a right-of-use asset and lease liability for $5.7 million.

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2021	March 31, 2022
Operating lease ROU assets, net	Other assets	$23,439	$36,718

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$7,499	$8,977
Operating lease liabilities, long-term	Other long-term liabilities	16,317	28,521
Total operating lease liabilities		$23,816	$37,498

Weighted average remaining lease term			5.1 years
Weighted average discount rate			3.5%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended March 31,
	2021	2022
Cash paid for operating lease liabilities	$7,773	$7,549
ROU assets obtained in exchange for new lease obligations	1,810	9,519

Maturities of operating lease liabilities at March 31, 2022 were as follows (in thousands):

March 31, 2022
Less than one year	$10,101
1 – 2 years	9,383
2 – 3 years	7,438
3 – 4 years	6,016
4 – 5 years	5,437
Thereafter	2,314
40,689
Less: imputed interest	(3,191)
Total lease liabilities	$37,498

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended March 31, 2022, we recognized $1.5 million in restructuring and other charges, which included $0.8 million in legal charges primarily related to class action litigation and government investigations, $0.4 million for employee terminations, and $0.3 million in acquisition related costs. During the three months ended March 31, 2021, we recognized a total net benefit of ($0.3) million which included a net benefit of ($0.7) million for reimbursements from our insurance carriers for covered legal charges. We also incurred charges of $0.2 million for employee terminations and $0.2 million for facility closure and operational efficiency activities.

During the nine months ended March 31, 2022, we recognized $4.8 million in restructuring and other charges, which included $1.0 million in employee terminations, $0.3 million in acquisition related costs, and $3.5 million in legal charges primarily related to class action litigation and government investigations. During the nine months ended March 31, 2021, we incurred a total net expense of $7.9 million which included $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs included $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment for a leased facility. We also incurred costs of $1.6 million for other employee terminations and facility closure costs for operational efficiency activities and $0.3 million for acquisition-related activities.We also recognized a net benefit of ($1.2) million for reimbursements from our insurance carriers for covered legal charges.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended March 31, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$22	$—	$—	$—	$22
Employee termination costs	213	—	—	—	213
Facility closures/consolidation costs	166	—	—	—	166
Legal costs (recoveries), net	—	—	—	(686)	(686)
Total expensed (benefit), net	$401	$—	$—	$(686)	$(285)

	Three Months Ended March 31, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$221	$—	$—	$56	$277
Employee termination costs	409	—	—	—	409
Facility closures/consolidation	3	—	—	—	3
Legal costs, net	—	—	—	780	780
Total expensed	$633	$—	$—	$836	$1,469

	Nine Months Ended March 31, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Impairment charges	$552	$—	$—	$—	$552
Acquisition-related costs	250	27	—	—	277
Employee termination costs	4,010	—	146	—	4,156
Mexico transaction costs	2,691	—	—	—	2,691
Facility closures/consolidation costs	1,420	—	—	—	1,420
Legal costs (recoveries), net	—	—	—	(1,184)	(1,184)
Total expensed (benefit), net	$8,923	$27	$146	$(1,184)	$7,912

	Nine Months Ended March 31, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$221	$—	$—	$56	$277
Employee termination costs	1,077	—	—	—	1,077
Facility closures/consolidation	(37)	—	—	—	(37)
Legal costs, net	—	—	—	3,493	3,493
Total expensed	$1,261	$—	$—	$3,549	$4,810

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the nine-month period ended March 31, 2022 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2021	$—	$250	$386	$2,772	$3,408
Restructuring and other charges (benefits), net	277	1,077	(37)	3,493	4,810
Payments, adjustments and reimbursements, net	(119)	(1,160)	(241)	(3,263)	(4,783)
Balance as of March 31, 2022	$158	$167	$108	$3,002	$3,435

8. Borrowings

Revolving Credit Facility

In December 2021, we entered into an amendment to the senior secured credit facility that increased the aggregate amount available to borrow from $535 million to $750 million. The amended facility matures in December 2026 and is comprised of a $600 million revolving credit facility and a $150 million delayed draw term loan. The term loan is available to us to draw through September 1, 2022. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the amended facility bore interest at LIBOR plus a margin of 1.0% as of March 31, 2022 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). The LIBOR index is expected to be phased out over time. The terms of our credit facility allow for replacement when that occurs. Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.10% as of March 31, 2022 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of March 31, 2022, there were $73.0 million of borrowings outstanding under the revolving credit facility, $85.2 million outstanding under the letters of credit sub-facility, and $50 million outstanding under the term loan. As of March 31, 2022, the amount available to borrow under the revolving credit facility was $441.8 million and the amount available to borrow under the term loan was $100 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of March 31, 2022, we were in compliance with all financial covenants under this credit facility.

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

The Notes are convertible at any time at an initial conversion rate of 9.3056 per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $107.46 per share or a 38.5% premium to our stock price at the time of the issuance. The conversion rate is subject to adjustment upon certain events. Upon conversion, the original indenture provided that the Notes may be settled, at our election, in cash or shares of our common stock or a combination of cash and shares of our common stock. We have irrevocably elected a combination settlement method to satisfy the conversion obligation, which provides for us to settle the principal amount of the Notes in cash and to settle the excess conversion value, if any, in shares of common stock and cash in lieu of fractional shares.

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

Pursuant to ASC 470-20, we originally allocated the $287.5 million gross proceeds of the Notes between liability and equity components. The initial $242.4 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature for similar terms and priced on the same day the Notes were issued. The initial $45.1 million equity component represented the debt discount and was calculated as the difference between the fair value of the debt and the gross proceeds of the Notes. Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long-term debt in the consolidated balance sheet and was being amortized as interest expense over the life of the Notes using the effective interest method. Total interest expense recognized for the three and nine months ended March 31, 2021 related to the Notes was $3.3 million and $10.0 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense, $2.2 million and $6.4 million of debt discount amortization and $0.3 million and $0.9 million of amortization of debt issuance costs.

For the three and nine months ended March 31, 2022, the total interest expense was $1.2 million and $3.7 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense and $0.3 million and $1.0 million of amortization of debt issuance costs. As of July 1, 2021, the remaining unamortized debt discount of $10.5 million was eliminated upon the adoption of ASU 2020-06. The unamortized debt issuance cost of $1.4 million and $0.6 million as of June 30, 2021 and March 31, 2022, respectively, is amortized on a straight-line basis, which approximates the effective interest method, over the life of the Notes.

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

During the three months ended March 31, 2022, we repurchased and cancelled approximately $40.2 million of principal value of the Notes. We recognized a loss on debt extinguishment of $0.1 million during the quarter ended March 31, 2022, representing the write-off of unamortized debt issuance costs related to the portion of the Notes repurchased.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of March 31, 2022, $61.9 million was outstanding under these letter-of-credit facilities. As of March 31, 2022, the total amount available under these credit facilities was $11.5 million.

Long-term debt consisted of the following (in thousands):

	June 30, 2021	March 31, 2022
1.25% convertible notes due September 1, 2022:
Principal amount	$287,500	$247,302
Unamortized discount	(10,494)	—
Unamortized debt issuance costs	(1,372)	(500)
	275,634	246,802
Term loan	—	50,000
Other long-term debt	1,633	1,221
	277,267	298,023
Less current portion of long-term debt	(846)	(249,315)
Long-term portion of debt	$276,421	$48,708

9. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2022, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Cost of goods sold	$199	$205	$571	$616
Selling, general and administrative	7,223	6,567	18,391	19,977
Research and development	143	126	424	393
Stock-based compensation expense	$7,565	$6,898	$19,386	$20,986

As of March 31, 2022, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $0.7 million for stock options and $20.3 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.2 years with respect to the stock options and 1.8 years with respect to the RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2022:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2021	255,220	$50.24
Granted	22,954	96.38
Exercised	(164,612)	34.61
Expired or forfeited	(834)	71.83
Outstanding at March 31, 2022	112,728	82.30	6.4 years	$816
Exercisable at March 31, 2022	72,371	76.69	4.9 years	780

The following summarizes RSU award activity during the nine months ended March 31, 2022:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2021	435,925	$84.16
Granted	334,435	90.31
Vested	(335,099)	82.66
Forfeited	(4,542)	84.21
Nonvested at March 31, 2022	430,719	$90.11

In December 2020, our shareholders authorized an increase of 1.65 million shares for the OSI Plan resulting in a maximum pool of 7.1 million shares. As of March 31, 2022, there were approximately 1.4 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 136,242 and 96,620 performance-based RSUs during the nine months ended March 31, 2021 and 2022, respectively. These performance based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the nine months ended March 31, 2022, we repurchased 1,117,258 shares of our common stock. As of March 31, 2022, there were 1,430,737 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments is $52.4 million as of March 31, 2022.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $0.2 million and $0.9 million, respectively, during the three and nine months ended March 31, 2021 and $0.3 million and $1.7 million, respectively, during the three and nine months ended March 31,2022.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2021 to March 31, 2022 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2021	$19,431
Addition of contingent earnout obligations	14,609
Foreign currency translation adjustment	(243)
Changes in fair value for contingent earnout obligations	(5,363)
Payments on contingent earnout obligations	(168)
Ending fair value, March 31, 2022	$28,266

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

We have not accrued for loss contingencies relating to environmental matters because we believe that, although unfavorable outcomes are possible, they are not considered by our management to be probable and reasonably estimable. If one or more of these environmental matters are resolved in a manner adverse to us, the impact on our business, financial condition, results of operations and cash flow could be material.

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2022.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2021	2022
Balance at beginning of period	$20,825	$19,736
Additions	3,759	2,292
Reductions for warranty repair costs and adjustments	(4,975)	(7,191)
Balance at end of period	$19,609	$14,837

Legal Proceedings

In December 2017, a short seller released a report regarding our compliance with the Foreign Corrupt Practices Act. Following that report, we and certain of our executive officers have been named as defendants in several lawsuits in the United States District Court for the Central District of California (“District Court”) that were filed in December 2017 and February 2018. Each of the complaints closely tracks the allegations set forth in the short seller’s report. All of the actions, which were consolidated by the District Court in March 2018 in an action captioned Arkansas Teacher Retirement System et al. v. OSI Systems, Inc. et al., No. 17 cv 08841, allege violations of Sections 10(b) and 20(a) of the Exchange Act, relating to certain of our public statements and filings with the SEC, and seek damages and other relief based upon the allegations in the complaints. Although we believe that the actions are without merit, because of the costs and inherent uncertainty in litigation, we reached an agreement to settle the Arkansas Teacher Retirement Systems matter for $12.5 million, which was preliminarily approved by the court on December 30, 2021 and paid during the quarter ended March 31, 2022. We were reimbursed by insurance $4.5 million of the settlement amount during the quarter ended March 31, 2022 and were reimbursed the remaining $8.0 million in April 2022. As of March 31, 2022, the $8.0 million was included as a receivable in Prepaid expenses and other current assets.

In April 2018 and March 2019, two shareholder derivative complaints were filed purportedly on behalf of the Company against certain members of our Board of Directors (as individual defendants), a former member of our Board of Directors, and a member of management. The derivative actions, which were consolidated by the District Court in November 2019 in an action captioned Riley v. Chopra, et al. No. 18 CV 03371, allege, among other things, breach of fiduciary duties relating to the allegations contained in the above-mentioned short seller report and seek damages, restitution, injunctive relief, attorneys’ and experts’ fees, costs, expenses, and other unspecified relief. The derivative actions have been dismissed, and the dismissal was affirmed by the 9th Circuit Court of Appeal.

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

The effective tax rates for the three months ended March 31, 2022 and 2021 were 20.1% and 33.7%, respectively. During the three month period ended March 31, 2022, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates. During the three months ended March 31, 2021, we recognized a net discrete tax expense of $2.2 million for changes in prior year tax estimates of $2.4 million, offset by a discrete tax benefit of ($0.2) million for equity-based compensation under ASU 2016-09.

The effective tax rate for the nine months ended March 31, 2022 and 2021 was 20.8% and 30.1%, respectively. During the nine months ended March 31, 2022, we recognized a net discrete tax benefit of $2.0 million related to equity-based compensation under ASU 2016-09. During the nine months ended March 31, 2021, we recognized a net discrete tax expense of $2.3 million for changes in prior year tax estimates of $2.8 million, offset by a ($0.5) million tax benefit from equity-based compensation under ASU 2016-09.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Revenues (1) —by Segment:
Security division	$151,409	$158,644	$431,420	$454,079
Healthcare division	54,023	52,178	160,421	155,191
Optoelectronics and Manufacturing division, including intersegment revenues	90,278	92,122	257,713	275,917
Intersegment revenues elimination	(11,923)	(12,467)	(34,850)	(38,772)
Total	$283,787	$290,477	$814,704	$846,415

Income (loss) from operations —by Segment:
Security division	$23,969	$20,559	$52,651	$60,323
Healthcare division	7,333	7,480	25,640	20,430
Optoelectronics and Manufacturing division	10,484	11,177	29,638	34,342
Corporate	(9,078)	(10,729)	(25,895)	(32,855)
Intersegment eliminations	(242)	(61)	(517)	(48)
Total	$32,466	$28,426	$81,517	$82,192

	June 30,	March 31,
	2021	2022
Assets (2) —by Segment:
Security division	$798,192	$847,050
Healthcare division	220,411	232,850
Optoelectronics and Manufacturing division	282,039	299,059
Corporate	121,293	115,531
Eliminations (3)	(37,568)	(35,399)
Total	$1,384,367	$1,459,091
(1)For each of the three and nine month periods ended March 31, 2021 and March 31, 2022, no customer accounted for greater than 10% of total net revenues.
(2)As of June 30, 2021 and March 31, 2022, no customer accounted for greater than 10% of accounts receivable.
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

This management’s discussion and analysis of financial condition as of March 31, 2022 and results of operations for the three and nine months ended March 31, 2022 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, information provided regarding impact of the COVID-19 pandemic and the Russia-Ukraine conflict. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict, including the potential for broader economic disruption; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic such as material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the same fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. Many of the referenced risks could be amplified by the magnitude and duration of the COVID-19 pandemic. All forward-looking statements contained in this report are qualified in their entirety by this statement. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 53% and 54% of our total consolidated revenues for the nine months ended March 31, 2021 and 2022, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, diagnostic cardiology and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 20% and 18% of our total consolidated revenues for the nine months ended March 31, 2021 and 2022, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 27% and 28% of our total consolidated revenues for the nine months ended March 31, 2021 and 2022, respectively.

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

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to the COVID-19 pandemic, resulting in market size contractions in certain countries due to economic slowdowns and government restrictions on movement. In addition to the COVID-19 pandemic, these other global macroeconomic factors, coupled with the U.S. political climate and political unrest internationally, have created uncertainty and impacted demand for certain of our products and services. Also, the invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material negative effect on our business, results of operations and financial condition.

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

Changes in Costs and Supply Chain Disruptions. Our costs are subject to fluctuations, particularly due to changes in raw material, component, and logistics costs. Our manufacturing and supply chain operations, including freight and shipping activities, have been and may continue to be impacted by increased vendor costs as well as the current global supply chain bottleneck. Specifically, we are impacted by the global shortage of electronic components and other materials needed for production and freight availability. We expect continued disruptions in obtaining material and freight availability as the world economies react to and recover from supply chain shortages. This increased cost environment has been exacerbated by the COVID-19 pandemic. Further, in February 2022, Russian forces invaded Ukraine, and in response, the member countries of NATO initiated a variety of sanctions and export controls targeting Russia and associated entities, which has also disrupted our ability to obtain material and freight availability. Although we strive to implement, achieve, and sustain cost containment measures, including supply chain optimization and general overhead and workforce optimization, if we are unable to mitigate the impact of increased costs through pricing or other actions, there could be a negative impact on our business, results of operations, and financial condition.

Russia's Invasion of Ukraine. The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. We have certain research and development activities within Ukraine for our Healthcare division which have been somewhat impacted.

Results of Operations for the Three Months Ended March 31, 2021 (Q3 Fiscal 2021) Compared to the Three Months Ended March 31, 2022 (Q3 Fiscal 2022) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q3	% of	Q3	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$Change	% Change
Security	$151.4	53%	$158.6	54%	$7.2	4.8%
Healthcare	54.0	19	52.2	18	(1.8)	(3.3)
Optoelectronics and Manufacturing	78.4	28	79.7	28	1.3	1.7
Total net revenues	$283.8	100%	$290.5	100%	$6.7	2.4%

Revenues for the Security division during the three months ended March 31, 2022 increased year-over-year due to an increase in product and service revenues of approximately $5.4 million and $1.8 million, respectively.

Revenues for the Healthcare division during the three months ended March 31, 2022 decreased 3.3% year-over-year. While cardiology sales increased by approximately $2.8 million and service, supplies and accessories sales increased by approximately $0.9 million, patient monitoring sales decreased by approximately $5.5 million.

Revenues for the Optoelectronics and Manufacturing division during the three months ended March 31, 2022 increased year-over year as a result of an increase in revenue in our optoelectronics business of approximately $2.3 million, offset by a reduction in revenue of approximately $1.0 million in our contract manufacturing business.

Gross Profit

	Q3	% of	Q3	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues
Gross profit	$104.0	36.7%	$102.9	35.4%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the mix of revenues and higher raw material and freight costs. Gross profit as a percentage of net revenues during the quarter ended March 31, 2022 decreased on a year-over-year basis due to (i) a reduction in the Security division gross margins due to a less favorable sales mix and increased component, freight and travel costs, and (ii) reduced revenues in our Healthcare division, which carries the highest gross margin of our three divisions.

Operating Expenses

	Q3	% of	Q3	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$ Change	% Change
Selling, general and administrative	$57.9	20.4%	$57.8	19.9%	$(0.1)	(0.2)%
Research and development	13.9	4.9	15.1	5.2	1.2	8.6
Impairment, restructuring and other charges (benefit), net	(0.3)	(0.1)	1.5	0.5	1.8	600.0
Total operating expenses	$71.5	25.2%	$74.4	25.6%	$2.9	4.0%

Selling, general and administrative. Our significant selling, general and administrative (SG&A) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense. SG&A expense for the three months ended March 31, 2022 was comparable to such expense in the same prior-year period and included increased marketing expenses of $2.3 million offset by decreases in compensation expense of $1.0 million and other miscellaneous expenses of $1.4 million.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. The increase in R&D expense during the three months ended March 31, 2022 compared to the same prior-year period was primarily due to increases in compensation expense of approximately $1.0 million to support new product development initiatives primarily in our Security and Healthcare divisions.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. During the three months ended March 31, 2022, impairment, restructuring and other charges primarily consisted of $0.8 million for legal charges, $0.4 million in charges for employee terminations, and $0.3 million in acquisition related costs. The net benefit in the three months ended March 31, 2021 consisted of ($0.7) million benefit for net reimbursements from our insurance carriers for covered legal charges, a $0.2 million charge for employee terminations from operational efficiency activities, and a $0.2 million charge for facility closure and operational efficiency activities.

Other income. For the three months ended March 31, 2022, other income was $27.4 million, driven by the gain on sale of property and equipment primarily from the sale of corporate owned real estate in a sale leaseback transaction of the Hawthorne Property in March 2022.

Interest and other expense, net. For the three months ended March 31, 2022, interest and other expense, net was $2.3 million as compared to $4.2 million in the same prior-year period. This decrease was driven by our adoption of ASU 2020-06 (see Note 1 to the condensed consolidated financial statements for further discussion) and was partially offset by higher average interest rates and average levels of borrowing under our revolving credit facility during the three months ended March 31, 2022 in comparison with the levels of borrowing during the same period in the prior year. Interest expense during the three months ended March 31, 2022 and 2021 included $0.2 and $2.2 million of non-cash interest expense, respectively, primarily related to the Notes.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended March 31, 2022, we recognized a provision for income taxes of $10.8 million compared to $9.5 million for the comparable prior-year period. The effective tax rates for the three months ended March 31, 2022 and 2021 were 20.1% and 33.7%, respectively. During the three month periods ended March 31, 2022, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates. During the three months ended March 31, 2021, we recognized a net discrete tax expense of $2.2 million for changes in prior year tax estimates of $2.4 million, offset by a discrete tax benefit of ($0.2) million for equity-based compensation under ASU 2016-09.

Results of Operations for the Nine Months Ended March 31, 2021 (YTD Q3 Fiscal 2021) Compared to the Nine Months Ended March 31, 2022 (YTD Q3 Fiscal 2022) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3	% Net of	YTD Q3	% Net of
	Fiscal 2021	Revenues	Fiscal 2022	Revenues	$Change	% Change
Security	$431.4	53%	$454.1	53%	$22.7	5.3%
Healthcare	160.4	20	155.2	19	(5.2)	(3.2)
Optoelectronics and Manufacturing	222.9	27	237.1	28	14.2	6.4
Total net revenues	$814.7	100%	$846.4	100%	$31.7	3.9%

Revenues for the Security division during the nine months ended March 31, 2022 increased on a year-over-year basis. Our product revenues increased by approximately $18.7 million, and our service revenues increased by approximately $4.0 million as compared to the prior year comparable period.

Revenues for the Healthcare division during the nine months ended March 31, 2022 decreased 3% year-over-year. While cardiology sales increased by approximately $5.2 million and service, supplies and accessories sales increased by approximately $2.5 million, patient monitoring sales decreased by approximately $12.9 million.

Revenues for the Optoelectronics and Manufacturing division during the nine months ended March 31, 2022 increased year-over year as a result of an increase in revenue in our contract manufacturing business of approximately $6.8 million coupled with an increase in sales of approximately $7.4 million in our optoelectronics business.

Gross Profit

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues
Gross profit	$301.9	37.1%	$302.0	35.7%

Gross profit was comparable with the prior year on a 3.9% increase in sales as result of a reduced gross margin driven by the mix of sales and increased costs. Our cost of goods sold increased year-over-year primarily as a result of the increase in revenues and higher raw material and freight costs. Gross profit as a percentage of net revenues during the nine months ended March 31, 2022 decreased on a year-over-year basis due to (i) strong sales growth within our Optoelectronics and Manufacturing division (which has the lowest gross margin among our divisions), (ii) a reduction in revenues in our Healthcare division (which has the highest gross margin among our divisions), and (iii) a reduction in the Security division gross margins due to increased component and freight costs, a less favorable sales mix and a reduced service gross margin.

Operating Expenses

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2021	Net Revenues	Fiscal 2022	Net Revenues	$Change	% Change
Selling, general and administrative	$172.6	21.2%	$170.0	20.1%	$(2.6)	(1.5)%
Research and development	39.8	4.9	44.9	5.3	5.1	12.8
Impairment, restructuring and other charges (benefit), net	7.9	0.9	4.9	0.6	(3.0)	(38.0)
Total operating expenses	$220.3	27.0%	$219.8	26.0%	$(0.5)	(0.3)%

Selling, general and administrative. SG&A expense for the nine months ended March 31, 2022 was lower than such expense in the same prior-year period due to reduced provision for losses on accounts receivable coupled with certain bad debt recoveries totaling $10.0 million as well as a net benefit of $3.0 million for the change in contingent consideration and other miscellaneous reductions of approximately $1.2 million. These decreases were partially offset by an increase in employee compensation expense of $6.7 million, increased travel and entertainment of $2.5 million and increased marketing expenses of $2.8 million.

Research and development. The increase in R&D expense during the nine months ended March 31, 2022 from the same prior-year period was primarily due to higher employee compensation and outside services expenses of $5.2 million and $0.8 million, respectively, to support new product development initiatives primarily in our Security and Healthcare divisions. This increase was partially offset by reductions in supplies and other expenses of approximately $0.9 million.

Impairment, restructuring and other charges (benefit). During the nine months ended March 31, 2022, impairment, restructuring and other charges of $4.8 million consisted of $3.5 million for legal charges, $1.0 million in charges for employee terminations, $0.3 million in acquisition related costs. During the nine months ended March 31, 2021, we incurred $7.2 million for exit activities associated with an expired turnkey contract in Mexico. Such exit costs included $2.8 million for employee terminations, $1.1 million for facility closure and other exit costs, direct transaction costs of $2.7 million, and $0.6 million for right-of-use asset impairment for a leased facility. We also incurred costs of $1.6 million for other employee terminations and facility closure costs for operational efficiency activities and $0.3 million for acquisition-related activities. This was offset by a net benefit of ($1.2) million for reimbursements from our insurance carriers for covered legal charges.

Other income. For the nine months ended March 31, 2022, other income was $27.4 million, driven by the gain on sale of property and equipment primarily from the sale of corporate owned real estate in a sale leaseback transaction of the Hawthorne Property in March 2022.

Interest and other expense, net. For the nine months ended March 31, 2022, interest and other expense, net was $6.5 million as compared to $12.6 million in the comparable prior-year period. This decrease was driven by our adoption of ASU 2020-06 (see Note 1 to the condensed consolidated financial statements for further discussion) and was partially offset by higher average levels of borrowing under our revolving credit facility during the nine months ended March 31, 2022 compared to the same period in the prior year. Interest expense during the nine months ended March 31, 2022 and 2021 included $0.3 million and $6.7 million, respectively, of non-cash interest expense, which was primarily related to the Notes.

Income taxes. For the nine months ended March 31, 2022 and 2021, we recognized a provision for income taxes of $21.4 million and $20.8 million, respectively. The effective tax rate for the nine months ended March 31, 2022 and 2021 was 20.8% and 30.1%, respectively. During the nine months ended March 31, 2022, we recognized a net discrete tax benefit of $2.0 million related to equity-based compensation under ASU 2016-09. During the nine months ended March 31, 2021, we recognized a net discrete tax expense of $2.3 million for changes in prior year tax estimates of $2.8 million, offset by a ($0.5) million tax benefit from equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $83.3 million at March 31, 2022, an increase of $2.7 million, or 3.3%, from $80.6 million at June 30, 2021. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

We have a $750 million credit facility that is comprised of a $600 million revolving credit facility, which includes a $300 million subfacility for letters of credit, and a $150 million delayed draw term loan. The term loan is available to us to draw through September 1, 2022. As of March 31, 2022, there was $73.0 million outstanding under our revolving credit facility, $85.2 million of outstanding letters of credit, and $50 million outstanding under the term loan.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2022, we generated cash from operations of $41.8 million compared to $131.1 million in the same prior-year period. This decrease was driven by increases in inventory, decreases in accounts payable and the amount of advance deposits received from customers and other changes in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $6.6 million for the nine months ended March 31, 2022 as compared to $26.2 million in the same prior-year period. The decrease in cash used in investing activities was driven primarily by $32 million of proceeds for the sale of corporate owned real estate in a sale leaseback transaction of the Hawthorne Property. Cash used to acquire businesses was $14.1 million during the nine-month period ended March 31, 2022 compared to $3.0 million in the prior year. Capital expenditures in the nine-month period ended March 31, 2022 were $10.3 million compared to $11.2 million in the same prior-year period. Expenditures for intangible and other assets in the nine-month period ended March 31, 2022 were $12.3 million compared to $9.9 million in the same prior-year period. In addition, purchases of certificates of deposit in the nine-month period ended March 31, 2022 were $2.2 million compared to $4.8 million in the same prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $30.9 million during the nine months ended March 31, 2022, compared to $91.4 million during the same prior-year period. The changes in cash used in financing activities primarily relate to (i) net proceeds from borrowings on term loan of $50.0 million and bank lines of credit totaling $73.0 million in the nine month period ended March 31, 2022 compared to net repayments of borrowings of $59.0 million in the same prior-year period and (ii) $116.2 million used for share repurchases and taxes paid related to the net share settlement of equity awards in the nine month period ended March 31, 2022 compared to $36.6 million for the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $83.3 million at March 31, 2022. Of this amount, approximately 79% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Singapore, India, Malaysia and Canada and, to a lesser extent, in Australia, Albania, Indonesia and Mexico among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended March 31, 2022:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
January 1 to January 31, 2022	24,000	$82.49	24,000	2,042,699
February 1 to February 28, 2022	405,130	80.94	405,130	1,637,569
March 1 to March 31, 2022	206,832	81.14	206,832	1,430,737
	635,962		635,962
(1)	In April 2020, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares of common stock. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the nine months ended March 31, 2022, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any significant off-balance sheet arrangements, other than those previously disclosed.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes in our exposure to market risk during the nine months ended March 31, 2022 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of our business or otherwise. More information regarding legal proceedings in which we are involved can be found under Note 10, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 23, 2021, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, except as follows.

The conflict between Russia and Ukraine and the related implications may negatively impact our operations.

In February 2022, Russia invaded Ukraine. As a result, the U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.

The potential effects of the conflict between Russia and Ukraine also could impact many of the other risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Given the evolving nature of this conflict, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of conflict between Russia and Ukraine to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

The risks described above and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. Further, COVID-19 and its impact on the global health and economic environment, as well as reactions to resurgences of COVID-19 or other future pandemics, could also amplify the other risk factors described in our Annual Report on Form 10-K and thus materially affect our business, financial condition and results of operations.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 29th day of April 2022.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)