Form 10-Q
period 2022-09-30
OSI SYSTEMS INC
filed 2022-10-28
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 24, 2022, there were 16,854,763  shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30, 2022	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,202	$53,990
Accounts receivable, net	307,973	313,506
Inventories	333,907	361,949
Prepaid expenses and other current assets	40,062	41,599
Total current assets	746,144	771,044
Property and equipment, net	109,684	107,976
Goodwill	336,357	335,825
Intangible assets, net	138,370	138,202
Other assets	112,595	114,720
Total assets	$1,443,150	$1,467,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$60,000	$215,000
Current portion of long-term debt	244,575	8,110
Accounts payable	125,204	144,420
Accrued payroll and related expenses	46,379	34,967
Advances from customers	19,917	29,973
Other accrued expenses and current liabilities	117,879	130,011
Total current liabilities	613,954	562,481
Long-term debt	48,668	143,150
Deferred income taxes	11,112	11,115
Other long-term liabilities	130,992	126,368
Total liabilities	804,726	843,114
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,870,050 shares at June 30, 2022 and 16,854,153 shares at September 30, 2022	17	17
Retained earnings	663,869	656,017
Accumulated other comprehensive loss	(25,462)	(31,381)
Total stockholders’ equity	638,424	624,653
Total liabilities and stockholders’ equity	$1,443,150	$1,467,767

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2021	2022
Net revenues:
Products	$207,212	$196,954
Services	72,045	71,117
Total net revenues	279,257	268,071
Cost of goods sold:
Products	142,906	143,369
Services	37,021	37,205
Total cost of goods sold	179,927	180,574
Gross profit	99,330	87,497
Operating expenses:
Selling, general and administrative	57,323	53,438
Research and development	14,817	14,540
Impairment, restructuring and other charges, net	2,510	1,219
Total operating expenses	74,650	69,197
Income from operations	24,680	18,300
Interest and other expense, net	(2,016)	(3,432)
Income before income taxes	22,664	14,868
Provision for income taxes	(3,612)	(3,633)
Net income	$19,052	$11,235
Earnings per share:
Basic	$1.06	$0.66
Diluted	$1.04	$0.65
Shares used in per share calculation:
Basic	17,947	16,924
Diluted	18,306	17,180

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2021	2022
Net income	$19,052	$11,235
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(2,302)	(9,792)
Net unrealized gain on investments and derivatives, net of tax	—	3,540
Other, net of tax	133	333
Other comprehensive loss	(2,169)	(5,919)
Comprehensive income	$16,883	$5,316

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended September 30, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2021	17,854,110	$105,724	$548,842	$(14,746)	$639,820
Exercise of stock options	162,393	155	—	—	155
Vesting of RSUs	310,077	—	—	—	—
Shares issued under employee stock purchase program	27,960	1,990	—	—	1,990
Stock-based compensation expense	—	7,113	—	—	7,113
Repurchase of common stock	(168,506)	(16,231)	—	—	(16,231)
Taxes paid related to net share settlement of equity awards	(244,641)	(18,611)	—	—	(18,611)
Adoption of ASU 2020-06 for convertible notes	—	(26,763)	18,956	—	(7,807)
Net income	—	—	19,052	—	19,052
Other comprehensive loss	—	—	—	(2,169)	(2,169)
Balance—September 30, 2021	17,941,393	$53,377	$586,850	$(16,915)	$623,312

	Three Months Ended September 30, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2022	16,870,050	$17	$663,869	$(25,462)	$638,424
Exercise of stock options	2,919	194	—	—	194
Vesting of RSUs	286,119	—	—	—	—
Shares issued under employee stock purchase program	28,603	1,969	—	—	1,969
Stock-based compensation expense	—	7,177	—	—	7,177
Repurchase of common stock	(208,427)	(208)	(17,079)	—	(17,287)
Taxes paid related to net share settlement of equity awards	(125,111)	(9,132)	(2,008)	—	(11,140)
Net income	—	—	11,235	—	11,235
Other comprehensive loss	—	—	—	(5,919)	(5,919)
Balance—September 30, 2022	16,854,153	$17	$656,017	$(31,381)	$624,653

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,052	$11,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	9,697	9,541
Stock-based compensation expense	7,113	7,177
Provision for (recovery of) losses on accounts receivable	(1,365)	(1,675)
Deferred income taxes	82	121
Amortization of debt discount and issuance costs	348	196
Other	68	7
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(850)	(5,376)
Inventories	(27,764)	(29,966)
Prepaid expenses and other assets	(17,611)	(8,587)
Accounts payable	(408)	20,000
Accrued payroll and related expenses	(13,579)	(10,987)
Advances from customers	(3,813)	10,133
Deferred revenue	6,280	19,231
Other	11,731	(3,808)
Net cash provided by (used in) operating activities	(11,019)	17,242
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,474)	(3,281)
Proceeds from sale of property and equipment	—	92
Purchases of certificates of deposit	(106)	(73)
Acquisition of businesses, net of cash acquired	—	(1,871)
Payments for intangible and other assets	(4,254)	(3,944)
Net cash used in investing activities	(7,834)	(9,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	26,000	155,000
Proceeds from long-term debt	82	100,307
Payments on long-term debt	(286)	(242,479)
Proceeds from exercise of stock options and employee stock purchase plan	2,145	2,163
Payments of contingent consideration	(304)	(415)
Repurchases of common stock	(16,231)	(17,287)
Taxes paid related to net share settlement of equity awards	(18,611)	(11,140)
Net cash used in financing activities	(7,205)	(13,851)
Effect of exchange rate changes on cash	108	(4,526)
Net change in cash and cash equivalents	(25,950)	(10,212)
Cash and cash equivalents—beginning of period	80,613	64,202
Cash and cash equivalents—end of period	$54,663	$53,990
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$2,400	$3,856
Income taxes	$4,800	$7,235

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full 2023 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs of sales and expenses during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, fair values of assets acquired and liabilities assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Due to the inherent uncertainty involved in making estimates, our actual amounts reported in future periods could differ materially from these estimates.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2021	2022
Net income available to common stockholders	$19,052	$11,235
Weighted average shares outstanding—basic	17,947	16,924
Dilutive effect of equity awards	359	256
Weighted average shares outstanding—diluted	18,306	17,180
Basic earnings per share	$1.06	$0.66
Diluted earnings per share	$1.04	$0.65
Shares excluded from diluted earnings per share due to their anti-dilutive effect	20	26

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $54.0 million at September 30, 2022. Of this amount, approximately 86% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Singapore, Malaysia, Canada and India, and to a lesser extent in Australia, Albania, Indonesia and Mexico among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long term debt instruments and interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2022 and September 30, 2022.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2022				September 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$40,284	$—	$40,284	$—	$41,419	$—	$41,419
Assets – Interest rate swap contract	$—	$—	$—	$—	$—	$3,540	$—	$3,540
Liabilities—Convertible debt	$—	$242,302	$—	$242,302	$—	$—	$—	$—
Liabilities—Contingent consideration	$—	$—	$28,212	$28,212	$—	$—	$25,853	$25,853

Derivative Instruments and Hedging Activity

Our use of derivatives consists of foreign currency forward contracts and an interest rate swap agreement. The foreign currency forward contracts are utilized to partially mitigate certain balance sheet exposures or used as a net investment hedge to protect against potential changes resulting from short-term foreign currency fluctuations. These contracts have original maturities of up to three months. We also manage our risk to changes in interest rates through the use of derivative instruments. We use fixed interest rate swaps to effectively convert a portion of the variable interest rate payments to fixed interest rate payments. We do not use hedging instruments for speculative purposes.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations. The amounts reported in the consolidated statements of operations for the three months ended September 30, 2021 and 2022 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2022 and September 30, 2022, we held foreign currency forward contracts with notional amounts totaling $22.9 million and $17.6 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of September 30, 2021 and 2022 were not significant.

The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”) based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of Other comprehensive loss in the consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment over the hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective.

As of June 30, 2022 and September 30, 2022, the notional amount of the derivative instruments designated as an interest rate swap hedge was $0 and $175 million, respectively. The fair value of the interest rate swap contract as of September 30, 2022 was $3.5 million and recorded in Other assets within the condensed consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive loss and earnings for the periods presented was as follows:

	September 30,	September 30,
	2021	2022
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(2,016)	$(3,432)
Amount recognized in other comprehensive loss	—	3,540
Amount reclassified from accumulated other comprehensive loss to interest expense, net	—	120

Recently Adopted Accounting Pronouncements

Contract Assets and Contract Liabilities from Revenue Contracts with Customers in a Business Combination

In October 2021, the FASB issued Accounting Standards Update 2021-08, an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination (Topic 805). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This authoritative guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We early adopted the new guidance effective January 1, 2022 using the prospective approach and applied the amendments to both business combinations that occurred during the year ended June 30, 2022 and the business combination that occurred during the quarter ended September 30, 2022. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.

2. Business Combinations

Under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805"), the acquisition method of accounting requires us to record assets acquired less liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions which are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, as additional information that existed at the acquisition date becomes available for preliminary estimates, we may record adjustments to the preliminary assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are included in earnings.

Fiscal Year 2023 Business Acquisition

In August 2022, we (through our Security division) acquired a privately held provider of training software and solutions for approximately $1.9 million, plus up to $0.5 million in potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this business is not deductible for income tax purposes.

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

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
Accounts receivable, net	2022	2022
Accounts receivable	$326,849	$330,759
Less allowance for doubtful accounts	(18,876)	(17,253)
Total	$307,973	$313,506

	June 30,	September 30,
Inventories	2022	2022
Raw materials	$213,290	$225,559
Work-in-process	46,873	72,041
Finished goods	73,744	64,349
Total	$333,907	$361,949

	June 30,	September 30,
Property and equipment, net	2022	2022
Land	$15,028	$15,028
Buildings, civil works and improvements	47,309	47,255
Leasehold improvements	11,599	12,081
Equipment and tooling	128,425	128,518
Furniture and fixtures	3,592	3,454
Computer equipment	21,208	21,230
Computer software	25,153	25,344
Computer software implementation in process	9,422	9,676
Construction in process	5,283	5,563
Total	267,019	268,149
Less accumulated depreciation and amortization	(157,335)	(160,173)
Property and equipment, net	$109,684	$107,976

Depreciation and amortization expense for property and equipment was $5.3 million and $4.9 million for the three months ended September 30, 2021 and 2022, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the three-month period ended September 30, 2022 were as follows (in thousands)

			Optoelectronics
			And
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2022	$225,555	$43,187	$67,615	$336,357
Goodwill acquired or adjusted during the period	2,240	—	—	2,240
Foreign currency translation adjustment	(217)	(281)	(2,274)	(2,772)
Balance as of September 30, 2022	$227,578	$42,906	$65,341	$335,825

Intangible assets consisted of the following (in thousands):

		June 30, 2022			September 30, 2022
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8-9 years	$64,096	$(18,934)	$45,162	$65,667	$(17,472)	$48,195
Patents	19 years	8,541	(2,987)	5,554	8,598	(3,098)	5,500
Developed technology	10 years	66,901	(31,071)	35,830	66,916	(32,833)	34,083
Customer relationships	7 years	53,736	(32,785)	20,951	53,721	(34,129)	19,592
Total amortizable assets		193,274	(85,777)	107,497	194,902	(87,532)	107,370
Non-amortizable assets:
In-process R&D		533	—	533	533	—	533
Trademarks		30,340	—	30,340	30,299	—	30,299
Total intangible assets		$224,147	$(85,777)	$138,370	$225,734	$(87,532)	$138,202

Amortization expense related to intangible assets was $4.4 million and $4.7 million for the three months ended September 30, 2021 and 2022, respectively.

At September 30, 2022, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2023 (remaining 9 months)	$14,084
2024	17,732
2025	17,332
2026	15,870
2027	11,742
Thereafter	30,610
Total	$107,370

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended September 30, 2021 and 2022, we capitalized software development costs in the amounts of $4.1 million and $3.9 million, respectively.

5. Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). When we recognize revenue in advance of the point in time at which contracts give us the right to invoice a customer, we record this as unbilled revenue, which is included in accounts receivable, net, on the consolidated balance sheets. We may also receive consideration, per the terms of a contract, from customers prior to transferring control of goods to the customer. We record customer deposits as contract liabilities. Additionally, we may receive payments, most typically under service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability in either Other accrued expenses and current liabilities or Other long-term liabilities. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

The table below shows the balance of contract assets and liabilities as of June 30, 2022 and September 30, 2022, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	September 30,
	2022	2022	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$43,287	$45,245	$1,958	5%

Contract Liabilities (in thousands)

	June 30,	September 30,
	2022	2022	Change	% Change
Advances from customers	$19,917	$29,973	$10,056	50%
Deferred revenue—current	31,396	50,179	18,783	60%
Deferred revenue—long-term	20,476	20,652	176	1%

Contract assets increased during the three months ended September 30, 2022 primarily due to satisfaction of performance obligations for aviation, cargo and vehicle inspection customers in our Security division which have not yet been billed. The overall increase in contract liabilities was primarily due to receipt of upfront deposits from customers and deferred revenue from receipt of payments under service and warranty contracts primarily in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 30, 2022, the portion of the transaction price allocated to remaining performance obligations was approximately $404.0 million. We expect to recognize revenue on approximately 55% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the three months ended September 30, 2022, we recognized revenue of $16.5 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2021	2022
Operating lease cost	$2,275	$2,826
Variable lease cost	184	406
Short-term lease cost	279	223
	$2,738	$3,455

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2022	September 30, 2022
Operating lease ROU assets, net	Other assets	$39,461	$37,698

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,700	$9,664
Operating lease liabilities, long-term	Other long-term liabilities	30,363	28,684
Total operating lease liabilities		$40,063	$38,348

Weighted average remaining lease term			4.7 years
Weighted average discount rate			3.5%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2021	2022
Cash paid for operating lease liabilities	$2,327	$2,685
ROU assets obtained in exchange for new lease obligations	1,643	413

Maturities of operating lease liabilities at September 30, 2022 were as follows (in thousands):

September 30, 2022
Less than one year	$10,529
1 – 2 years	9,742
2 – 3 years	7,903
3 – 4 years	6,283
4 – 5 years	5,424
Thereafter	1,700
41,581
Less: imputed interest	(3,233)
Total lease liabilities	$38,348

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended September 30, 2022, we recognized $1.2 million in restructuring and other charges, which included $0.9 million in legal charges and $0.3 million for employee terminations.

During the three months ended September 30, 2021, we recognized $2.5 million in restructuring and other charges which included $2.2 million in legal charges net of insurance recoveries, $0.3 million for employee terminations, and an insignificant net benefit for facility closure and operational efficiency activities.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended September 30, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$336	$—	$—	$—	$336
Facility closures/consolidation	(61)	—	—	—	(61)
Legal costs, net	—	—	—	2,235	2,235
Total	$275	$—	$—	$2,235	$2,510

	Three Months Ended September 30, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$23	$—	$—	$—	$23
Employee termination costs	241	—	15	—	256
Legal costs, net	524	294	—	122	940
Total	$788	$294	$15	$122	$1,219

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the three-month period ended September 30, 2022 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure /	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2022	$—	$181	$23	$1,780	$1,984
Restructuring and other charges, net	23	256	—	940	1,219
Payments, adjustments and reimbursements, net	(23)	(59)	(10)	(1,680)	(1,772)
Balance as of September 30, 2022	$—	$378	$13	$1,040	$1,431

8. Borrowings

Revolving Credit Facility

In December 2021, we entered into an amendment to the senior secured credit facility that increased the aggregate amount available to borrow from $535 million to $750 million. The amended facility matures in December 2026 and is comprised of a $600 million revolving credit facility and a $150 million delayed draw term loan. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the amended facility bore interest at SOFR plus a margin of 1.0% as of September 30, 2022 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.10% as of September 30, 2022 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of September 30, 2022, there were $215 million of borrowings outstanding under the revolving credit facility, $67.2 million outstanding under the letters of credit sub-facility, and $150 million outstanding under the term loan. As of September 30, 2022, the amount available to borrow under the revolving credit facility was $317.8 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of September 30, 2022, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details.

1.25% Convertible Senior Notes (“Notes”) Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. The Notes were governed by an indenture dated February 22, 2017. The maturity for the payment of principal was September 1, 2022. The Notes bore interest at the rate of 1.25% and were payable in cash semiannually in arrears on each March 1 and September 1. On September 1, 2022, we repurchased and cancelled the remaining $242.3 million balance of the Notes.

Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long-term debt in the consolidated balance sheet and was being amortized as interest expense over the life of the Notes using the effective interest method. Total interest expense recognized for the three months ended September 30, 2021 related to the Notes was $1.2 million, which consisted of $0.9 million of contractual interest expense and $0.3 million of amortization of debt issuance costs. Total interest expense recognized for the three months ended September 30, 2022 related to the Notes was $0.7 million, which consisted of $0.5 million of contractual interest expense, and $0.2 million of amortization of debt issuance costs.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of September 30, 2022, $58.8 million was outstanding under these letter-of-credit facilities. As of September 30, 2022, the total amount available under these credit facilities was $5.9 million.

Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2022	2022
1.25% convertible notes due September 1, 2022:
Principal amount	$242,302	$—
Unamortized debt issuance costs	(196)	—
	242,106	—
Term loan	50,000	150,000
Other long-term debt	1,137	1,260
	293,243	151,260
Less current portion of long-term debt	(244,575)	(8,110)
Long-term portion of debt	$48,668	$143,150

9. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2022, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2021	2022
Cost of goods sold	$206	$216
Selling, general and administrative	6,767	6,840
Research and development	140	121
Stock-based compensation expense	$7,113	$7,177

As of September 30, 2022, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $0.5 million for stock options and $31.9 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 1.8 years with respect to the stock options and 1.6 years with respect to the RSUs.

The following summarizes stock option activity during the three months ended September 30, 2022:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2022	110,645	$82.43
Granted	—	—
Exercised	(2,919)	66.46
Expired or forfeited	(1,408)	80.45
Outstanding at September 30, 2022	106,318	82.90	6.1 years	$162
Exercisable at September 30, 2022	66,027	77.14	4.5 years	$162

The following summarizes RSU award activity during the nine months ended September 30, 2022:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2022	427,447	$90.17
Granted	324,224	89.25
Vested	(286,119)	97.22
Forfeited	(11,420)	88.87
Nonvested at September 30, 2022	454,132	$85.10

As of September 30, 2022, there were approximately 0.8 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 96,620 and 109,594 performance-based RSUs during the three months ended September 30, 2021 and 2022, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Stock Repurchase Program

In September 2022, our Board of Directors increased the stock repurchase authorization to a total of 2 million shares. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual numbers of shares purchased depends on a variety of factors, including stock price, general business and market conditions and other investment opportunities. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares and we record them in our consolidated financial statements as a reduction in the number of shares of common stock issued and outstanding, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

During the three months ended September 30, 2022, we repurchased 208,427 shares of our common stock. As of September 30, 2022, there were 1,913,673 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $51.2 million as of September 30, 2022.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $0.3 million and $0.4 million, during the three months ended September 30, 2021 and 2022.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2022 to September 30, 2022 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2022	$28,212
Addition of contingent earnout obligations	567
Foreign currency translation adjustment	(382)
Changes in fair value for contingent earnout obligations	(2,314)
Payments on contingent earnout obligations	(230)
Ending fair value, September 30, 2022	$25,853

Environmental Contingencies

We are subject to various environmental laws. We conduct environmental investigations at our manufacturing facilities in North America, Asia-Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2022.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2021	2022
Balance at beginning of period	$19,736	$13,347
Additions	1,004	884
Reductions for warranty repair costs and adjustments	(2,376)	(1,972)
Balance at end of period	$18,364	$12,259

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

The effective tax rates for the three months ended September 30, 2021 and 2022 were 15.9% and 24.4%, respectively. During the three month period ended September 30, 2021 and 2022, we recognized a net discrete tax benefit of $2.1 million and $0.1 million, respectively, related to equity-based compensation under ASU 2016-09.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended September 30,
	2021	2022
Revenues (1) —by Segment:
Security division	$149,517	$144,992
Healthcare division	50,588	43,563
Optoelectronics and Manufacturing division, including intersegment revenues	92,305	93,915
Intersegment revenues elimination	(13,153)	(14,399)
Total	$279,257	$268,071

Income (loss) from operations —by Segment:
Security division	$21,593	$14,924
Healthcare division	5,920	1,628
Optoelectronics and Manufacturing division	9,783	11,258
Corporate	(12,463)	(10,178)
Intersegment Eliminations	(153)	668
Total	$24,680	$18,300

	June 30,	September 30,
	2022	2022
Assets (2) —by Segment:
Security division	$839,769	$866,652
Healthcare division	231,423	225,182
Optoelectronics and Manufacturing division	301,483	315,029
Corporate	104,834	96,071
Eliminations (3)	(34,359)	(35,167)
Total	$1,443,150	$1,467,767
(1)For each of the three month periods ended September 30, 2021 and 2022, no customer accounted for greater than 10% of total net revenues.
(2)As of June 30, 2022 and September 30, 2022, no customer accounted for greater than 10% of accounts receivable.
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

This management’s discussion and analysis of financial condition as of September 30, 2022 and results of operations for the three months ended September 30, 2022 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, information provided regarding impact of the COVID-19 pandemic and the Russia-Ukraine conflict. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict, including the potential for broad economic disruption; global economic uncertainty; impacts on our business related to or resulting from the COVID-19 pandemic such as material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the same fiscal year; enforcement actions in respect of any noncompliance with laws and regulations including export control and environmental regulations and the matters that are the subject of some or all of our investigations and compliance reviews, contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those detailed herein and from time to time in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. Many of the referenced risks could be amplified by the magnitude and duration of the COVID-19 pandemic. All forward-looking statements contained in this report are qualified in their entirety by this Section. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 54% of our total consolidated revenues for the three months ended September 30, 2021 and 2022.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 18% and 16% of our total consolidated revenues for the three months ended September 30, 2021 and 2022, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 28% and 30% of our total consolidated revenues for the three months ended September 30, 2021 and 2022, respectively.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.8% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the strengthening of the U.S. dollar against other foreign currencies in 2022. Any further strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the year, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the year.

Results of Operations for the Three Months Ended September 30, 2021 (Q1 Fiscal 2022) Compared to the Three Months Ended September 30, 2022 (Q1 Fiscal 2023) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$Change	% Change
Security	$149.5	54%	$145.0	54%	$(4.5)	(3.0)%
Healthcare	50.6	18	43.6	16	(7.0)	(13.8)
Optoelectronics and Manufacturing	79.2	28	79.5	30	0.3	0.4
Total net revenues	$279.3	100%	$268.1	100%	$(11.2)	(4.0)%

Revenues for the Security division during the three months ended September 30, 2022 decreased year-over-year due to a reduction in product and service revenues of approximately $2.7 million and $1.8 million, respectively. Approximately $3 million of this decrease is due to the negative year-over-year impact of foreign currency exchange rates on sales.

Revenues for the Healthcare division during the three months ended September 30, 2022 decreased year-over-year due to a reduction in patient monitoring sales of $6.9 million and a decrease in cardiology sales of $1.1 million, offset by an increase in service revenues of $1.0 million.

Revenues for the Optoelectronics and Manufacturing division during the three months ended September 30, 2022 increased year-over year as a result of an increase in revenue in our optoelectronics business of approximately $4.1 million, offset by a reduction in revenue of approximately $3.8 million in our contract manufacturing business.

Gross Profit

	Q1	% of	Q1	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues
Gross profit	$99.3	35.6%	$87.5	32.6%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the mix of revenues and higher raw material and freight costs. Gross profit as a percentage of net revenues during the quarter ended September 30, 2022 decreased on a year-over-year basis due to (i) a reduction in the Security division gross margins due to a less favorable sales mix and increased component, freight and travel costs, (ii) a reduction in sales in the Healthcare division, which carries the highest gross margin of our three divisions, and (iii) an increase in sales in the Optoelectronics and Manufacturing division, which carries the lowest gross margin of our three divisions.

Operating Expenses

	Q1	% of	Q1	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Selling, general and administrative	$57.3	20.5%	$53.4	17.6%	$(3.9)	(6.8)%
Research and development	14.8	5.3	14.5	5.4	(0.3)	(2.0)
Impairment, restructuring and other charges, net	2.5	0.9	1.2	0.5	(1.3)	(52.0)
Total operating expenses	$74.6	26.7%	$69.1	23.5%	$(5.5)	(7.4)%

Selling, general and administrative. Our significant selling, general and administrative (SG&A) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense. SG&A expense for the three months ended September 30, 2022 was $3.9 million lower than such expenses in the same prior-year period primarily due to reduced professional service fees, less commissions on lower sales, and favorable foreign exchange rates.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. R&D expense during the three months ended September 30, 2022 remained comparable to the same prior-year period with investments to support new product development initiatives primarily in our Security and Healthcare divisions.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. During the three months ended September 30, 2022, impairment, restructuring and other charges primarily consisted of $0.9 million for legal charges and $0.3 million in charges for employee terminations. During the three months ended September 30, 2021, impairment, restructuring and other charges consisted of $2.2 million for legal charges net of insurance recoveries and $0.3 million in charges for employee terminations from operational efficiency activities.

Interest and other expense, net. For the three months ended September 30, 2022, interest and other expense, net was $3.4 million as compared to $2.0 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during the three months ended September 30, 2022 in comparison with the levels of borrowing during the same period in the prior year.  The 1.25% convertible notes were outstanding for the first two months of the quarter and were retired on September 1, 2022 using borrowings from our credit facility.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For each of the three months ended September 30, 2021 and 2022, we recognized a provision for income taxes of $3.6 million. The effective tax rates for the three months ended September 30, 2021 and 2022 were 15.9% and 24.4%, respectively. During the three months ended September 30, 2021 and 2022, we recognized a net discrete tax benefit of $2.1 million and $0.1 million, respectively, related to equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $54.0 million at September 30, 2022, a decrease of $10.2 million, or 15.9%, from $64.2 million at June 30, 2022. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

We have a $750 million credit facility that is comprised of a $600 million revolving credit facility, which includes a $300 million sub-facility for letters of credit, and a $150 million delayed draw term loan. The term loan was available to us to draw through September 1, 2022. As of September 30, 2022, there was $215.0 million outstanding under our revolving credit facility, $150 million outstanding under the term loan and $67.2 million of outstanding letters of credit.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the three months ended September 30, 2022, we generated cash from operations of $17.2 million compared to $11.0 million of cash used in the same prior-year period. The increase was driven by increases from changes in accounts payable, advances from customers, deferred revenue and other changes in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $9.1 million for the three months ended September 30, 2022 as compared to $7.8 million in the same prior-year period. Cash used to acquire businesses was $1.9 million during the three-month period ended September 30, 2022 compared to nil in the prior year. Capital expenditures in the three-month period ended September 30, 2022 were $3.3 million compared to $3.5 million in the same prior-year period. Expenditures for intangible and other assets in the three-month period ended September 30, 2022 were $3.9 million compared to $4.3 million in the same prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $13.9 million during the three months ended September 30, 2022, compared to $7.2 million during the same prior-year period. The increase in cash used in financing activities was due to the increase in net payments on long-term debt by $142 million that was partially offset by the increase in net borrowings on bank lines of credit by $129 million. Cash used to repurchase common stock and taxes paid related to the net share settlement of equity awards was $28.4 million in the three-month period ended September 30, 2022 compared to $34.8 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $54.0 million at September 30, 2022. Of this amount, approximately 86% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Singapore, Malaysia, Canada and India and, to a lesser extent, in Australia, Albania, Indonesia and Mexico among others. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended September 30, 2022:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
July 1 to July 31, 2022	—	$—	—	1,253,401
August 1 to August 31, 2022	65,100	$86.94	65,100	1,188,301
September 1 to September 30, 2022	143,327	$81.12	143,327	1,913,673
	208,427		208,427
(1)	In April 2020, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares of common stock. In August 2020, the Board of Directors increased the maximum number of shares to 3,000,000 shares authorized under the stock repurchase program. In September 2022, when there were 1,131,301 shares remaining authorized and yet to be repurchased under the plan, the Board of Directors renewed the authorization and revised the maximum number of shares to 2,000,000 shares authorized under the stock repurchase program. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the three months ended September 30, 2022, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes in our exposure to market risk during the three months ended September 30, 2022 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 19, 2022, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Eighth Amendment to Credit Agreement dated August 11, 2022 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)Previously filed with our Annual Report on Form 10-K filed on August 19, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 28th day of October 2022.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)