Form 10-Q
period 2022-12-31
OSI SYSTEMS INC
filed 2023-01-27
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 24, 2023, there were 16,853,406 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	December 31,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,202	$45,600
Accounts receivable, net	307,973	322,756
Inventories	333,907	361,376
Prepaid expenses and other current assets	40,062	37,703
Total current assets	746,144	767,435
Property and equipment, net	109,684	107,763
Goodwill	336,357	339,185
Intangible assets, net	138,370	138,040
Other assets	112,595	113,807
Total assets	$1,443,150	$1,466,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$60,000	$235,000
Current portion of long-term debt	244,575	8,100
Accounts payable	125,204	129,336
Accrued payroll and related expenses	46,379	29,557
Advances from customers	19,917	22,715
Other accrued expenses and current liabilities	117,879	113,534
Total current liabilities	613,954	538,242
Long-term debt	48,668	140,057
Deferred income taxes	11,112	12,214
Other long-term liabilities	130,992	127,963
Total liabilities	804,726	818,476
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,870,050 shares at June 30, 2022 and 16,819,609 shares at December 31, 2022	17	2,530
Retained earnings	663,869	672,371
Accumulated other comprehensive loss	(25,462)	(27,147)
Total stockholders’ equity	638,424	647,754
Total liabilities and stockholders’ equity	$1,443,150	$1,466,230

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Net revenues:
Products	$205,377	$216,885	$412,589	$413,839
Services	71,304	78,712	143,349	149,829
Total net revenues	276,681	295,597	555,938	563,668
Cost of goods sold:
Products	139,060	158,294	281,966	301,663
Services	37,848	41,096	74,869	78,301
Total cost of goods sold	176,908	199,390	356,835	379,964
Gross profit	99,773	96,207	199,103	183,704
Operating expenses:
Selling, general and administrative	54,879	54,003	112,202	107,441
Research and development	14,977	14,456	29,794	28,996
Impairment, restructuring and other charges, net	831	2,257	3,341	3,476
Total operating expenses	70,687	70,716	145,337	139,913
Income from operations	29,086	25,491	53,766	43,791
Interest and other expense, net	(2,217)	(5,180)	(4,233)	(8,612)
Income before income taxes	26,869	20,311	49,533	35,179
Provision for income taxes	(7,072)	(3,957)	(10,684)	(7,590)
Net income	$19,797	$16,354	$38,849	$27,589
Earnings per share:
Basic	$1.11	$0.97	$2.17	$1.63
Diluted	$1.09	$0.96	$2.13	$1.61
Shares used in per share calculation:
Basic	17,838	16,841	17,892	16,882
Diluted	18,106	17,103	18,203	17,140

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Net income	$19,797	$16,354	$38,849	$27,589
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(624)	4,914	(2,926)	(4,878)
Net unrealized gain (loss) on investments and derivatives, net of tax	—	(1,012)	—	2,528
Other, net of tax	131	332	264	665
Other comprehensive income (loss)	(493)	4,234	(2,662)	(1,685)
Comprehensive income	$19,304	$20,588	$36,187	$25,904

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended December 31, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2021	17,941,393	$53,377	$586,850	$(16,915)	$623,312
Exercise of stock options	2,219	156	—	—	156
Vesting of RSUs	18,995	—	—	—	—
Stock-based compensation expense	—	6,975	—	—	6,975
Repurchase of common stock	(312,790)	(29,049)	—	—	(29,049)
Taxes paid related to net share settlement of equity awards	(5,914)	(550)	—	—	(550)
Net income	—		19,797	—	19,797
Other comprehensive loss	—	—	—	(493)	(493)
Balance—December 31, 2021	17,643,903	$30,909	$606,647	$(17,408)	$620,148

	Three Months Ended December 31, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2022	16,854,153	$17	$656,017	$(31,381)	$624,653
Exercise of stock options	4,847	245	—	—	245
Vesting of RSUs	20,409	—	—	—	—
Stock-based compensation expense	—	7,239	—	—	7,239
Repurchase of common stock	(53,334)	(4,497)	—	—	(4,497)
Taxes paid related to net share settlement of equity awards	(6,466)	(474)	—	—	(474)
Net income	—	—	16,354	—	16,354
Other comprehensive income	—	—	—	4,234	4,234
Balance—December 31, 2022	16,819,609	2,530	672,371	(27,147)	647,754

	Six Months Ended December 31, 2021
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2021	17,854,110	$105,724	$548,842	$(14,746)	$639,820
Exercise of stock options	164,612	311	—	—	311
Vesting of RSUs	329,072	—	—	—	—
Shares issued under employee stock purchase program	27,960	1,990	—	—	1,990
Stock-based compensation expense	—	14,088	—	—	14,088
Repurchase of common stock	(481,296)	(45,280)	—	—	(45,280)
Taxes paid related to net share settlement of equity awards	(250,555)	(19,161)	—	—	(19,161)
Adoption of ASU 2020-06 for convertible notes		(26,763)	18,956		(7,807)
Net income	—	—	38,849	—	38,849
Other comprehensive loss	—	—	—	(2,662)	(2,662)
Balance—December 31, 2021	17,643,903	$30,909	$606,647	$(17,408)	$620,148

	Six Months Ended December 31, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2022	16,870,050	$17	$663,869	$(25,462)	$638,424
Exercise of stock options	7,766	439	—	—	439
Vesting of RSUs	306,528	—	—	—	—
Shares issued under employee stock purchase program	28,603	1,969	—	—	1,969
Stock-based compensation expense	—	14,416	—	—	14,416
Repurchase of common stock	(261,761)	(4,705)	(17,079)	—	(21,784)
Taxes paid related to net share settlement of equity awards	(131,577)	(9,606)	(2,008)	—	(11,614)
Net income	—	—	27,589	—	27,589
Other comprehensive loss	—	—	—	(1,685)	(1,685)
Balance—December 31, 2022	16,819,609	2,530	672,371	(27,147)	647,754

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,849	$27,589
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	19,190	19,143
Stock-based compensation expense	14,088	14,416
Recovery of losses on accounts receivable	(3,934)	(1,353)
Deferred income taxes	(9)	1,205
Amortization of debt discount and issuance costs	697	196
Other	111	(64)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	5,547	(13,348)
Inventories	(42,247)	(27,317)
Prepaid expenses and other assets	(8,264)	(10,076)
Accounts payable	(12,775)	4,429
Accrued payroll and related expenses	(12,899)	(16,526)
Advances from customers	1,155	2,828
Deferred revenue	5,003	12,714
Other	(1,066)	(5,672)
Net cash provided by operating activities	3,446	8,164
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,401)	(6,982)
Proceeds from sale of property and equipment	258	235
Purchases of certificates of deposit	(126)	(674)
Acquisition of businesses, net of cash acquired	—	(3,477)
Payments for intangible and other assets	(8,122)	(8,002)
Net cash used in investing activities	(15,391)	(18,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	81,622	175,000
Proceeds from long-term debt	143	100,502
Payments on long-term debt	(491)	(245,777)
Proceeds from exercise of stock options and employee stock purchase plan	2,301	2,408
Payments of contingent consideration	(1,500)	(2,466)
Repurchases of common stock	(45,280)	(21,784)
Taxes paid related to net share settlement of equity awards	(19,161)	(11,614)
Net cash provided by (used in) financing activities	17,634	(3,731)
Effect of exchange rate changes on cash	30	(4,135)
Net change in cash and cash equivalents	5,719	(18,602)
Cash and cash equivalents—beginning of period	80,613	64,202
Cash and cash equivalents—end of period	$86,332	$45,600
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$3,501	$8,978
Income taxes	$7,787	$11,935

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the operating results to be expected for the full 2023 fiscal year or any future periods.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Net income available to common stockholders	$19,797	$16,354	$38,849	$27,589
Weighted average shares outstanding—basic	17,838	16,841	17,892	16,882
Dilutive effect of equity awards	268	262	311	258
Weighted average shares outstanding—diluted	18,106	17,103	18,203	17,140
Basic earnings per share	$1.11	$0.97	$2.17	$1.63
Diluted earnings per share	$1.09	$0.96	$2.13	$1.61
Shares excluded from diluted earnings per share due to their anti-dilutive effect	62	101	25	79

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $45.6 million at December 31, 2022. Of this amount, approximately 98% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Singapore, Malaysia, Mexico, Canada and India, and to a lesser extent in Indonesia, Albania and Australia. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; we mitigate this risk, however, by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long term debt instruments and the interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2022 and December 31, 2022.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2022				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$40,284	$—	$40,284	$—	$42,238	$—	$42,238
Assets – Interest rate swap contract	$—	$—	$—	$—	$—	$3,434	$—	$3,434
Liabilities—Convertible debt	$—	$242,302	$—	$242,302	$—	$—	$—	$—
Liabilities—Contingent consideration	$—	$—	$28,212	$28,212	$—	$—	$22,654	$22,654

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations. The amounts reported in the consolidated statements of operations for the three and six months ended December 31, 2021 and 2022 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2022 and December 31, 2022, we held foreign currency forward contracts with notional amounts totaling $22.9 million and $19.8 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of December 31, 2021 and 2022 were not significant.

The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”) based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in the consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment over the hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective.

As of June 30, 2022 and December 31, 2022, the notional amount of the derivative instruments designated as an interest rate swap hedge was $0 and $175 million, respectively. The fair value of the interest rate swap contract as of December 31, 2022 was $3.3 million and is recorded in Other assets within the condensed consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(2,217)	$(5,180)	$(4,233)	$(8,612)
Gain (loss) recognized in other comprehensive income (loss)	—	(1,012)	—	2,528
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	—	(149)	—	(29)

Recently Adopted Accounting Pronouncements

Contract Assets and Contract Liabilities from Revenue Contracts with Customers in a Business Combination

In October 2021, the FASB issued Accounting Standards Update 2021-08, an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination (Topic 805). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This authoritative guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We early adopted the new guidance effective January 1, 2022 using the prospective approach and applied the amendments to the business combinations that occurred during the year ended June 30, 2022 and the six months ended December 31, 2022. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.

2. Business Combinations

Under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the acquisition method of accounting requires us to record assets acquired less liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions which are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, as additional information that existed at the acquisition date becomes available for preliminary estimates, we may record adjustments to the preliminary assets acquired and liabilities assumed. Any adjustments subsequent to the conclusion of such measurement period are reflected in reported earnings.

Fiscal Year 2023 Business Acquisitions

In December 2022, we (through our Security division) acquired in a bankruptcy proceeding certain assets of a provider of baggage and parcel inspection systems for approximately $1.6 million. The acquisition was financed with cash on hand.

In August 2022, we (through our Security division) acquired a privately held provider of training software and solutions for approximately $1.9 million plus an immaterial amount of potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this business is not deductible for income tax purposes.

Fiscal Year 2022 Business Acquisitions

In February 2022, we (through our Security division) acquired a privately held provider of intelligent inspection, sensory, and recognition solutions for approximately $14 million plus up to $25 million in potential contingent consideration. The acquisition was financed with cash on hand and borrowings under our revolving bank line of credit. The goodwill recognized for this business is not deductible for income tax purposes.

We (through our Security division) also acquired in February 2022 a privately held sales and services company for approximately $1.1 million, plus an immaterial amount of potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this transaction is deductible for income tax purposes.

These business acquisitions, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro forma historical results of operations and other disclosures related to these businesses have not been presented.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	December 31,
Accounts receivable, net	2022	2022
Accounts receivable	$326,849	$340,097
Less allowance for doubtful accounts	(18,876)	(17,341)
Total	$307,973	$322,756

	June 30,	December 31,
Inventories	2022	2022
Raw materials	$213,290	$236,658
Work-in-process	46,873	56,847
Finished goods	73,744	67,871
Total	$333,907	$361,376

	June 30,	December 31,
Property and equipment, net	2022	2022
Land	$15,028	$15,036
Buildings, civil works and improvements	47,309	47,262
Leasehold improvements	11,599	13,146
Equipment and tooling	128,425	131,423
Furniture and fixtures	3,592	3,506
Computer equipment	21,208	22,090
Computer software	25,153	26,256
Computer software implementation in process	9,422	9,254
Construction in process	5,283	5,285
Total	267,019	273,258
Less accumulated depreciation and amortization	(157,335)	(165,495)
Property and equipment, net	$109,684	$107,763

Depreciation and amortization expense for property and equipment was $5.3 million and $4.8 million for the three months ended December 31, 2021 and 2022, respectively, and $10.6 million and $9.7 million for the six months ended December 31, 2021 and 2022, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the six-month period ended December 31, 2022 were as follows (in thousands)

			Optoelectronics
			And
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2022	$225,555	$43,187	$67,615	$336,357
Goodwill acquired or adjusted during the period	3,702	—	—	3,702
Foreign currency translation adjustment	(4)	(26)	(844)	(874)
Balance as of December 31, 2022	$229,253	$43,161	$66,771	$339,185

Intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2022
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$64,096	$(18,934)	$45,162	$69,645	$(18,348)	$51,297
Patents	8,541	(2,987)	5,554	8,640	(3,206)	5,434
Developed technology	66,901	(31,071)	35,830	67,097	(34,647)	32,450
Customer relationships	53,736	(32,785)	20,951	54,108	(36,143)	17,965
Total amortizable assets	193,274	(85,777)	107,497	199,490	(92,344)	107,146
Non-amortizable assets:
In-process R&D	533	—	533	533	—	533
Trademarks	30,340	—	30,340	30,361	—	30,361
Total intangible assets	$224,147	$(85,777)	$138,370	$230,384	$(92,344)	$138,040

Amortization expense related to intangible assets was $4.2 million and $4.8 million for the three months ended December 31, 2021 and 2022, respectively. For the six months ended December 31, 2021 and 2022, amortization expense related to intangible assets was $8.6 million and $9.4 million, respectively.

At December 31, 2022, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2023 (remaining 6 months)	$9,339
2024	17,934
2025	17,815
2026	16,623
2027	12,420
Thereafter	33,015
Total	$107,146

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended December 31, 2021 and 2022, we capitalized software development costs in the amounts of $3.6 million and $4.0 million, respectively. For the six months ended December 31, 2021 and 2022, we capitalized software development costs in the amounts of $7.7 million and $7.9 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2022 and December 31, 2022, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	December 31,
	2022	2022	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$43,287	$48,547	$5,260	12%

Contract Liabilities (in thousands)

	June 30,	December 31,
	2022	2022	Change	% Change
Advances from customers	$19,917	$22,715	$2,798	14%
Deferred revenue—current	31,396	43,474	12,078	38%
Deferred revenue—long-term	20,476	21,055	579	3%

Contract assets increased during the six months ended December 31, 2022 primarily due to satisfaction of performance obligations for aviation, cargo and vehicle inspection customers in our Security division which have not yet been billed. The overall increase in contract liabilities was primarily due to receipt of upfront deposits from customers and deferred revenue from receipt of payments under service and warranty contracts primarily in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of December 31, 2022, the portion of the transaction price allocated to remaining performance obligations was approximately $338.9 million. We expect to recognize revenue on approximately 58% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the six months ended December 31, 2022, we recognized revenue of $37.5 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Operating lease cost	$2,375	$2,850	$4,650	$5,675
Variable lease cost	202	320	387	727
Short-term lease cost	307	201	586	424
	$2,884	$3,371	$5,623	$6,826

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2022	December 31, 2022
Operating lease ROU assets, net	Other assets	$39,461	$35,635

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,700	$9,926
Operating lease liabilities, long-term	Other long-term liabilities	30,363	26,376
Total operating lease liabilities		$40,063	$36,302

Weighted average remaining lease term			4.9 years
Weighted average discount rate			3.7%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended December 31,
	2021	2022
Cash paid for operating lease liabilities	$4,732	$5,838
ROU assets obtained in exchange for new lease obligations	5,564	1,596

Maturities of operating lease liabilities at December 31, 2022 were as follows (in thousands):

December 31, 2022
Less than one year	$11,098
1 – 2 years	9,261
2 – 3 years	7,248
3 – 4 years	6,554
4 – 5 years	3,869
Thereafter	1,702
39,732
Less: imputed interest	(3,430)
Total lease liabilities	$36,302

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended December 31, 2022, we recognized $2.3 million in restructuring and other charges, which included $1.9 million in legal charges primarily related to government investigations and $0.2 million for employee terminations. During the six months ended December 31, 2022, we recognized $3.5 million in restructuring and other charges, which included $2.9 million in legal charges primarily related to government investigations and $0.5 million for employee terminations.

During the three months ended December 31, 2021, we recognized $0.8 million in restructuring and other charges, which included $0.5 million in legal charges primarily related to class action litigation and government investigations and $0.3 million for employee terminations. During the six months ended December 31, 2021, we recognized $3.3 million in restructuring and other charges, which primarily included $0.7 million in employee terminations and $2.7 million in legal charges.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended December 31, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$332	$—	$—	$—	$332
Facility closures/consolidation	22	—	—	—	22
Legal costs, net	—	—	—	477	477
Total expensed	$354	$—	$—	$477	$831

	Three Months Ended December 31, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	—	—	—	78	78
Employee termination costs	$35	$210	$—	$—	$245
Legal costs, net	42	1,942	—	(50)	1,934
Total	$77	$2,152	$—	$28	$2,257

	Six Months Ended December 31, 2021
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$668	$—	$—	$—	$668
Facility closures/consolidation	(40)	—	—	—	(40)
Legal costs, net	—	—	—	2,713	2,713
Total expensed	$628	$—	$—	$2,713	$3,341

	Six Months Ended December 31, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$23	$—	$—	$78	$101
Employee termination costs	275	210	15	—	500
Legal costs, net	567	2,236	—	72	2,875
Total	$865	$2,446	$15	$150	$3,476

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the six-month period ended December 31, 2022 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2022	$—	$181	$23	$1,780	$1,984
Restructuring and other charges, net	101	500	—	2,876	3,477
Payments, adjustments and reimbursements, net	(48)	(408)	(19)	(2,051)	(2,526)
Balance as of December 31, 2022	$53	$273	$4	$2,605	$2,935

8. Borrowings

Revolving Credit Facility

In December 2021, we entered into an amendment to the senior secured credit facility that increased the aggregate amount available to borrow from $535 million to $750 million. The amended facility matures in December 2026 and is comprised of a $600 million revolving credit facility and a $150 million delayed draw term loan. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the amended facility bore interest at SOFR plus a margin of 1.25% as of December 31, 2022 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of December 31, 2022 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of December 31, 2022, there were $235 million of borrowings outstanding under the revolving credit facility, $66.8 million outstanding under the letters of credit sub-facility, and $146.9 million outstanding under the term loan. As of December 31, 2022, the amount available to borrow under the revolving credit facility was $298.2 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of December 31, 2022, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details.

1.25% Convertible Senior Notes (“Notes”) Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. The Notes were governed by an indenture dated February 22, 2017. The maturity date for the payment of principal was September 1, 2022. The Notes bore interest at the rate of 1.25% and were payable in cash semiannually in arrears on each March 1 and September 1. On September 1, 2022, we repurchased and cancelled the then-remaining $242.3 million balance of the Notes utilizing proceeds from the senior secured credit facility.

Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long-term debt in the consolidated balance sheet and was being amortized as interest expense over the life of the Notes using the effective interest method. Total interest expense recognized for the three and six months ended December 31, 2021 related to the Notes was $1.2 and $2.5 million, respectively, which consisted of $0.9 million and $1.8 million of contractual interest expense and $0.3 million and $0.7 million of amortization of debt issuance costs. Total interest expense recognized for the three and six months ended December 31, 2022 related to the Notes was nil and $0.7 million, respectively, which consisted of $0.5 million of contractual interest expense and $0.2 million of amortization of debt issuance costs.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of December 31, 2022, $48.5 million was outstanding under these letter-of-credit facilities. As of December 31, 2022, the total amount available under these credit facilities was $20.5 million.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2022
1.25% convertible notes due September 1, 2022:
Principal amount	$242,302	$—
Unamortized debt issuance costs	(196)	—
	242,106	—
Term loan	50,000	146,875
Other long-term debt	1,137	1,282
	293,243	148,157
Less current portion of long-term debt	(244,575)	(8,100)
Long-term portion of debt	$48,668	$140,057

9. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2022, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Cost of goods sold	$205	$241	$411	$457
Selling, general and administrative	6,642	6,870	13,410	13,710
Research and development	127	128	267	249
Stock-based compensation expense	$6,974	$7,239	$14,088	$14,416

As of December 31, 2022, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $1.0 million for stock options and $27.4 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.4 years with respect to the stock options and 1.8 years with respect to the RSUs.

The following summarizes stock option activity during the six months ended December 31, 2022:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2022	110,645	$82.43
Granted	23,351	87.90
Exercised	(7,766)	68.07
Expired or forfeited	(1,515)	80.91
Outstanding at December 31, 2022	124,715	84.37	6.7 years	$384
Exercisable at December 31, 2022	73,356	80.06	5.1 years	$384

The following summarizes RSU award activity during the six months ended December 31, 2022:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2022	427,447	$90.17
Granted	356,110	89.11
Vested	(306,528)	96.38
Forfeited	(12,821)	88.87
Nonvested at December 31, 2022	464,208	$85.29

As of December 31, 2022, there were approximately 0.8 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 96,620 and 110,811 performance-based RSUs during the six months ended December 31, 2021 and 2022, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the six months ended December 31, 2022, we repurchased 261,761 shares of our common stock. As of December 31, 2022, there were 1,860,339 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $50.0 million as of December 31, 2022.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $1.0 million and $1.3 million, respectively, during the three and six months ended December 31, 2021 and $1.8 million and $2.2 million, respectively, during the three and six months ended December 31, 2022.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2022 to December 31, 2022 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2022	$28,212
Addition of contingent earnout obligations	712
Foreign currency translation adjustment	(101)
Changes in fair value for contingent earnout obligations	(5,933)
Payments on contingent earnout obligations	(230)
Ending fair value, December 31, 2022	$22,660

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2022.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2021	2022
Balance at beginning of period	$19,736	$13,347
Additions	1,455	1,705
Reductions for warranty repair costs and adjustments	(4,242)	(4,318)
Balance at end of period	$16,949	$10,734

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

The effective tax rates for the three months ended December 31, 2021 and 2022 were 26.3% and 19.5%, respectively. During the three month period ended December 31, 2021, we recognized a net discrete tax expense of $0.3 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates. During the three month period ended December 31, 2022, we recognized a net discrete tax benefit of $0.4 million related to equity-based compensation under ASU 2016-09 and a benefit of $0.4 million from changes in prior year estimates.

The effective tax rate for the six months ended December 31, 2021 and 2022 was 21.6% for both periods. During the six months ended December 31, 2021, we recognized a net discrete tax benefit of $1.8 million related to equity-based compensation under ASU 2016-09 partially offset by a discrete tax expense for changes in prior year tax estimates of $0.2 million. During the six months ended December 31, 2022, we recognized discrete tax benefit of $0.5 million related to equity-based compensation under ASU 2016-09 and $0.4 million from changes in prior year estimates.

12. Segment Information

We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) medical monitoring systems (Healthcare division) and (c) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses, whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies for the segments are the same as described in Note 1, Basis of Presentation.

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2022	2021	2022
Revenues (1) —by Segment:
Security division	$145,918	$167,444	$295,435	$312,436
Healthcare division	52,425	43,520	103,013	87,083
Optoelectronics and Manufacturing division, including intersegment revenues	91,490	98,709	183,795	192,625
Intersegment revenues elimination	(13,152)	(14,076)	(26,305)	(28,476)
Total	$276,681	$295,597	$555,938	$563,668

Income (loss) from operations —by Segment:
Security division	$18,171	$21,593	$39,764	$36,518
Healthcare division	7,030	1,404	12,950	3,032
Optoelectronics and Manufacturing division	13,382	12,212	23,165	23,470
Corporate	(9,663)	(9,276)	(22,126)	(19,424)
Intersegment eliminations	166	(442)	13	195
Total	$29,086	$25,491	$53,766	$43,791

	June 30,	December 31,
	2022	2022
Assets (2) —by Segment:
Security division	$839,769	$881,875
Healthcare division	231,423	217,676
Optoelectronics and Manufacturing division	301,483	317,773
Corporate	104,834	83,786
Eliminations (3)	(34,359)	(34,880)
Total	$1,443,150	$1,466,230
(1)For each of the three and six month periods ended December 31, 2021 and 2022, no customer accounted for greater than 10% of total net revenues.
(2)As of June 30, 2022 and December 31, 2022, no customer accounted for greater than 10% of accounts receivable.
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

This management’s discussion and analysis of financial condition as of December 31, 2022 and results of operations for the three and six months ended December 31, 2022 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 53% and 55% of our total consolidated revenues for the six months ended December 31, 2021 and 2022, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 19% and 16% of our total consolidated revenues for the six months ended December 31, 2021 and 2022, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 28% and 29% of our total consolidated revenues for the six months ended December 31, 2021 and 2022, respectively.

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

Healthcare Considerations. As described above, our Healthcare division experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic during the earlier stages of the pandemic. Increased healthcare capital purchases made in prior periods may result in fewer capital purchases in subsequent periods. The pandemic may also impact our ability to manufacture product needed to timely fill orders if we experience supply chain disruptions or need to close any manufacturing facility due to employee COVID-19 cases or local government regulations.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.7% for the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to the strengthening of the U.S. dollar against other foreign currencies in 2022. Any further strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the year, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the year.

Results of Operations for the Three Months Ended December 31, 2021 (Q2 Fiscal 2022) Compared to the Three Months Ended December 31, 2022 (Q2 Fiscal 2023) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q2	% of	Q2	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Security	$145.9	53%	$167.4	57%	$21.5	15%
Healthcare	52.4	19	43.5	15	(8.9)	(17)
Optoelectronics and Manufacturing	78.4	28	84.7	28	6.3	8
Total net revenues	$276.7	100%	$295.6	100%	$18.9	7%

Revenues for the Security division during the three months ended December 31, 2022 increased year-over-year due to increases in product and service revenues of approximately $13.8 million and $7.7 million, respectively. The increase in both product and service revenue was primarily driven by increased sales of cargo and vehicle inspection systems which was partially offset by a decrease in aviation related revenues.

Revenues for the Healthcare division during the three months ended December 31, 2022 decreased year-over-year due to a reduction in patient monitoring sales of $7.3 million due in part to elevated demand related to COVID in the prior year period, a decrease in cardiology sales of $1.4 million and a decrease in service revenue of $0.2 million.

Revenues for the Optoelectronics and Manufacturing division during the three months ended December 31, 2022 increased year-over year as a result of an increase in revenue in our optoelectronics business and contract manufacturing business of approximately $2.5 million and $3.8 million, respectively.

Gross Profit

	Q2	% of	Q2	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues
Gross profit	$99.8	36.1%	$96.2	32.5%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the increase in revenues and higher raw material costs. Gross profit as a percentage of net revenues during the quarter ended December 31, 2022 decreased on a year-over-year basis due to (i) a reduction in the Security division gross margins due to a decrease in margin from product sales driven by a less favorable product mix and increased component costs, (ii) a reduction in sales in the Healthcare division, which carries the highest gross margin of our three divisions, and (iii) an increase in sales in the Optoelectronics and Manufacturing division, which carries the lowest gross margin of our three divisions.

Operating Expenses

	Q2	% of	Q2	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Selling, general and administrative	$54.9	19.8%	$54.0	18%	$(0.9)	(2)%
Research and development	15.0	5.4	14.5	5	(0.5)	(3)
Impairment, restructuring and other charges, net	0.8	0.3	2.2	1	1.4	171
Total operating expenses	$70.7	25.5%	$70.7	24%	$0.0	0%

Selling, general and administrative. Our significant selling, general and administrative (SG&A) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense. SG&A expense for the three months ended December 31, 2022 was $0.9 million lower than such expenses in the same prior-year period primarily due to reduced compensation costs offset primarily by a provision for bad debts compared to a bad debt recovery in the second quarter of fiscal 2022.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. R&D expense during the three months ended December 31, 2022 was approximately $0.5 million lower than such expenses in the same prior-year period primarily due to a decrease in outside services incurred by our Security and Healthcare divisions partially offset by increases in compensation and professional fees.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. During the three months ended December 31, 2022, impairment, restructuring and other charges primarily consisted of $1.9 million for legal charges and $0.2 million in charges for employee terminations. During the three months ended December 31, 2021, impairment, restructuring and other charges primarily consisted of $0.5 million for legal charges and $0.3 million in charges for employee terminations.

Interest and other expense, net. For the three months ended December 31, 2022, interest and other expense, net was $5.2 million as compared to $2.2 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during the three months ended December 31, 2022 in comparison with the levels of borrowing during the same period in the prior year. The 1.25% convertible notes that were previously outstanding during the three month period ended December 31, 2021 were retired in September 2022 using borrowings from our credit facility which carries a higher interest rate.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections, (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended December 31, 2022, we recognized a provision for income taxes of $4.0 million compared to $7.1 million for the comparable prior-year period. The effective tax rates for the three months ended December 31, 2021 and 2022 were 26.3% and 19.5%, respectively. During the three months ended December 31, 2022, we recognized a net discrete tax benefit of $0.4 million related to equity-based compensation under ASU 2016-09 and a benefit of $0.4 million from changes in prior year estimates. During the three-month periods ended December 31, 2021, we recognized a net discrete tax provision of $0.3 million for changes in prior year tax estimates and equity-based compensation under ASU 2016-09.

Results of Operations for the Six Months Ended December 31, 2021 (YTD Q2 Fiscal 2022) Compared to the Six Months Ended December 31, 2022 (YTD Q2 Fiscal 2023) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Security	$295.4	53%	$312.4	55%	$17.0	6%
Healthcare	103.0	19	87.2	16	(15.8)	(15)
Optoelectronics and Manufacturing	157.5	28	164.1	29	6.6	4
Total net revenues	$555.9	100%	$563.7	100%	$7.8	1%

Revenues for the Security division during the six months ended December 31, 2022 increased year-over-year due to an increase in product and service revenues of approximately $11.1 million and $5.9 million, respectively. The increase in both product and service revenue was primarily driven by increased sales of cargo and vehicle inspection systems which was partially offset by a decrease in aviation related revenues.

Revenues for the Healthcare division during the six months ended December 31, 2022 decreased year-over-year due to a reduction in patient monitoring sales of $14.1 million due in part to elevated demand related to COVID in the prior year period, and a decrease in cardiology sales of $2.5 million, offset by an increase in service revenues of $0.8 million.

Revenues for the Optoelectronics and Manufacturing division during the six months ended December 31, 2022 increased year-over year as a result of an increase in revenue in our optoelectronics business of approximately $6.6 million.

Gross Profit

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues
Gross profit	$199.1	35.8%	$183.7	32.6%

Our cost of goods sold increased year-over-year primarily as a result of the increase in revenues and higher raw material costs. Gross profit as a percentage of net revenues during the six months ended December 31, 2022 decreased on a year-over-year basis due to (i) a reduction in the Security division gross margins due to a decrease in margin from product sales driven by a less favorable product mix and increased component costs, (ii) a reduction in sales in the Healthcare division, which carries the highest gross margin of our three divisions, and (iii) an increase in sales in the Optoelectronics and Manufacturing division, which carries the lowest gross margin of our three divisions.

Operating Expenses

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Selling, general and administrative	$112.2	20%	$107.4	77%	$(4.8)	(4)%
Research and development	29.8	5	29.0	21	(0.8)	(3)
Impairment, restructuring and other charges, net	3.3	1	3.5	2	0.2	4
Total operating expenses	$145.3	26%	$139.9	100%	$(5.4)	(4)%

Selling, general and administrative. SG&A expense for the six months ended December 31, 2022 was $4.8 million lower than such expenses in the same prior-year period primarily due to a reduction in compensation, professional fees and favorable foreign exchange rates partially offset by a provision for bad debts compared to a bad debt recovery in the prior period.

Research and development. R&D expense during the six months ended December 31, 2022 decreased as compared to the same prior-year period primarily due to a decrease in outside services partially offset by increases in compensation and travel in our Security and Healthcare divisions.

Impairment, restructuring and other charges. During the six months ended December 31, 2022, impairment, restructuring and other charges primarily consisted of $2.9 million in legal charges primarily relating to government investigations and $0.5 million for employee terminations. During the six months ended December 31, 2021, impairment, restructuring and other charges consisted of $2.7 million for legal charges and $0.7 million in charges for employee terminations.

Interest and other expense, net. For the six months ended December 31, 2022, interest and other expense, net was $8.6 million as compared to $4.2 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during the six months ended December 31, 2022 in comparison with the levels of borrowing during the same period in the prior year. The 1.25% convertible notes that were previously outstanding during the six-month period ended December 31, 2021 were retired in September 2022 using borrowings from our credit facility which carries a higher interest rate.

Income taxes. For the six months ended December 31, 2022, we recognized a provision for income taxes of $7.6 million compared to $10.7 million for the comparable prior-year period. The effective tax rates for the six months ended December 31, 2021 and 2022 were 21.6% for both periods. During the six months ended December 31, 2022, we recognized discrete tax benefit of $0.5 million related to equity-based compensation under ASU 2016-09 and $0.4 million from changes in prior year estimates. During the six months ended December 31, 2021, we recognized a net discrete tax benefit of $1.8 million, which was comprised of $2.0 million related to equity-based compensation under ASU 2016-09 partially offset by a discrete tax expense for prior year tax estimates of $0.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $45.6 million at December 31, 2022, a decrease of $18.6 million, or 29.0%, from $64.2 million at June 30, 2022. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

We have a $750 million credit facility that is comprised of a $600 million revolving credit facility, which includes a $300 million sub-facility for letters of credit, and a $150 million term loan. As of December 31, 2022, there was $235.0 million outstanding under our revolving credit facility, $146.9 million outstanding under the term loan and $66.8 million of outstanding letters of credit. As of December 31, 2022, the total amount available under these credit facilities was $298.2 million.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the six months ended December 31, 2022, we generated cash from operations of $8.2 million compared to $3.4 million of cash generated in the same prior-year period. The increase was driven primarily by the positive impact in working capital changes.

Cash Used in Investing Activities. Net cash used in investing activities was $18.9 million for the six months ended December 31, 2022 as compared to $15.4 million in the same prior-year period. Cash used to acquire businesses was $3.5 million during the six-month period ended December 31, 2022 compared to nil in the prior year. Capital expenditures in the six-month period ended December 31, 2022 were $7.0 million compared to $7.4 million in the same prior-year period. Expenditures for intangible and other assets in the six-month period ended December 31, 2022 were $8.0 million compared to $8.1 million in the same prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $3.7 million during the six months ended December 31, 2022 compared to net cash provided by financing activities of $17.6 million during the same prior-year period. The increase in cash used in financing activities was due to the increase in net payments on long-term debt by $145 million, of which $242.3 million pertains to the repurchase and cancellation of the 1.25% Convertible Senior Notes utilizing proceeds of the senior secured credit facility, that was partially offset by the increase in net borrowings on bank lines of credit by $93 million. Cash used to repurchase of common stock and taxes paid related to the net settlement of equity awards was $33.4 million in the six-months ended December 31, 2022 compared to $64.4 in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $45.6 million at December 31, 2022. Of this amount, approximately 98% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, Singapore, Malaysia, Mexico, Canada and India and, to a lesser extent, in Indonesia, Albania and Australia. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended December 31, 2022:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
October 1 to October 31, 2022	7,500	$82.11	7,500	1,906,173
November 1 to November 30, 2022	18,730	$84.49	18,730	1,887,443
December 1 to December 31, 2022	27,104	$84.84	27,104	1,860,339
	53,334		53,334
(1)	In April 2020, the Board of Directors authorized a share repurchase program of up to 1,000,000 shares of common stock. In August 2020, the Board of Directors increased to 3,000,000 shares the maximum number of shares authorized under the stock repurchase program. In September 2022, when there were 1,131,301 shares remaining authorized and yet to be repurchased under the plan, the Board of Directors renewed the authorization and revised the maximum number of shares to 2,000,000 shares authorized under the stock repurchase program. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the six months ended December 31, 2022, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes in our exposure to market risk during the six months ended December 31, 2022 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended December 31, 2022 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 19, 2022, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On January 25, 2023, our Board of Directors approved and adopted an amendment and restatement of our bylaws (as so amended, the “Amended and Restated Bylaws”), which became immediately effective. Among other things, the amendments contained in the Amended and Restated Bylaws:

●	Address the universal proxy rules adopted by the U.S. Securities and Exchange Commission by clarifying that no person may solicit proxies in support of a nominee other than the Board of Director’s nominee unless such person has complied with Rule 14a-19 under the Securities and Exchange Act of 1934, as amended, and provide that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, which shall be reserved for the exclusive use by the Board of Directors;
●	With respect to advance notice disclosure requirements for business or nominations brought before a meeting, require a stockholder proposing business or nominating directors to provide additional information about the stockholder, any other beneficial holder or “participant” (as defined in paragraphs (a)(ii)-(vi) of Instruction 3 to Item 4 of Schedule 14A) in the solicitation, and any candidate the stockholder proposes to nominate for election as director;
●	With respect to advance notice disclosure requirements for business brought before an annual meeting, require a stockholder proposing business to provide additional information and representations about the proposed business, and any related agreements between such stockholder and any other beneficial holder or participant in the solicitation;
●	Require any candidate for the Board of Directors, whether nominated by the Board of Directors or a stockholder, to provide certain background information and representations;

●	Require that the information provided in a stockholder’s notice or materials be updated or provided, as the case may be, so that such notice shall be true and correct as of the record date for stockholders entitled to vote at the meeting and as of the date that is ten (10) days prior to the meeting;
●	With respect to stockholder demands to call a special meeting of stockholders and stockholder actions by written consent in lieu of a meeting, require a stockholder requesting to fix such a record date to provide additional information about the stockholder, the purpose or purposes of the special meeting and the business proposed to be conducted at the special meeting, the action or actions proposed to be taken by written consent, and any candidate the stockholder proposes to nominate for election as director, each as the case may be;
●	Provide that (i) the Court of Chancery of the State of Delaware (the “Chancery Court”) (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall be the exclusive forum for actions, suits or proceedings brought against the Company, and (ii) the federal district courts shall be the exclusive forum for the resolution of any complaint or cause of action arising under the Securities Act of 1933, as amended;
●	Enable us to initiate an action against a stockholder to enforce the exclusive forum requirements should the stockholder sue, or threaten to sue, in another jurisdiction; and
●	Include certain other ministerial, clarifying, modernizing and conforming changes.

The Amended and Restated Bylaws are filed herewith as Exhibit 3.1. The foregoing description of the changes contained in the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of OSI Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 27th day of January 2023.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)