Form 10-Q
period 2023-03-31
OSI SYSTEMS INC
filed 2023-04-28
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, there were 16,727,882 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	March 31,
	2022	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,202	$65,622
Accounts receivable, net	307,973	300,663
Inventories	333,907	371,795
Prepaid expenses and other current assets	40,062	40,454
Total current assets	746,144	778,534
Property and equipment, net	109,684	109,139
Goodwill	336,357	346,716
Intangible assets, net	138,370	140,192
Other assets	112,595	108,722
Total assets	$1,443,150	$1,483,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$60,000	$215,000
Current portion of long-term debt	244,575	8,080
Accounts payable	125,204	127,255
Accrued payroll and related expenses	46,379	48,287
Advances from customers	19,917	33,841
Other accrued expenses and current liabilities	117,879	117,950
Total current liabilities	613,954	550,413
Long-term debt	48,668	138,190
Deferred income taxes	11,112	11,794
Other long-term liabilities	130,992	115,989
Total liabilities	804,726	816,386
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,870,050 shares at June 30, 2022 and 16,727,121 shares at March 31, 2023	17	17
Retained earnings	663,869	693,576
Accumulated other comprehensive loss	(25,462)	(26,676)
Total stockholders’ equity	638,424	666,917
Total liabilities and stockholders’ equity	$1,443,150	$1,483,303

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Net revenues:
Products	$221,857	$223,724	$634,446	$637,563
Services	68,620	79,165	211,969	228,994
Total net revenues	290,477	302,889	846,415	866,557
Cost of goods sold:
Products	150,311	156,534	432,277	458,197
Services	37,308	42,569	112,177	120,870
Total cost of goods sold	187,619	199,103	544,454	579,067
Gross profit	102,858	103,786	301,961	287,490
Operating expenses:
Selling, general and administrative	57,813	53,707	170,015	161,148
Research and development	15,150	14,852	44,944	43,848
Impairment, restructuring and other charges, net	1,469	890	4,810	4,366
Total operating expenses	74,432	69,449	219,769	209,362
Income from operations	28,426	34,337	82,192	78,128
Interest and other expense, net	(2,301)	(5,727)	(6,534)	(14,339)
Other income, net	27,373	—	27,373	—
Income before income taxes	53,498	28,610	103,031	63,789
Provision for income taxes	(10,763)	(6,802)	(21,447)	(14,392)
Net income	$42,735	$21,808	$81,584	$49,397
Earnings per share:
Basic	$2.45	$1.30	$4.60	$2.93
Diluted	$2.41	$1.27	$4.52	$2.88
Shares used in per share calculation:
Basic	17,417	16,809	17,734	16,858
Diluted	17,709	17,184	18,036	17,151

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Net income	$42,735	$21,808	$81,584	$49,397
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,981)	1,569	(4,907)	(3,309)
Net unrealized gain (loss) on investments and derivatives, net of tax	—	(1,430)	—	1,098
Other, net of tax	132	332	396	997
Other comprehensive income (loss)	(1,849)	471	(4,511)	(1,214)
Comprehensive income	$40,886	$22,279	$77,073	$48,183

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2021	17,643,903	$30,909	$606,647	$(17,408)	$620,148
Vesting of RSUs	6,027	—	—	—	—
Shares issued under employee stock purchase program	32,105	2,307	—	—	2,307
Stock-based compensation expense	—	6,898	—	—	6,898
Repurchase of common stock	(635,962)	(39,904)	(11,648)	—	(51,552)
Taxes paid related to net share settlement of equity awards	(2,220)	(193)	—	—	(193)
Net income	—	—	42,735	—	42,735
Other comprehensive loss	—	—	—	(1,849)	(1,849)
Balance—March 31, 2022	17,043,853	$17	$637,734	$(19,257)	$618,494

	Three Months Ended March 31, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2022	16,819,609	$2,530	$672,371	$(27,147)	$647,754
Exercise of stock options	11,848	891	—	—	891
Vesting of RSUs	5,510	—	—	—	—
Shares issued under employee stock purchase program	30,652	2,072	—	—	2,072
Stock-based compensation expense	—	7,112	—	—	7,112
Repurchase of common stock	(138,469)	(12,362)	(603)	—	(12,965)
Taxes paid related to net share settlement of equity awards	(2,029)	(226)	—	—	(226)
Net income	—	—	21,808	—	21,808
Other comprehensive income	—	—	—	471	471
Balance—March 31, 2023	16,727,121	$17	$693,576	$(26,676)	$666,917

	Nine Months Ended March 31, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2021	17,854,110	$105,724	$548,842	$(14,746)	$639,820
Exercise of stock options	164,612	311	—	—	311
Vesting of RSUs	335,099	—	—	—	—
Shares issued under employee stock purchase program	60,065	4,297	—	—	4,297
Stock-based compensation expense	—	20,986	—	—	20,986
Repurchase of common stock	(1,117,258)	(85,184)	(11,648)	—	(96,832)
Taxes paid related to net share settlement of equity awards	(252,775)	(19,354)	—	—	(19,354)
Adoption of ASU 2020-06 for convertible notes	—	(26,763)	18,956	—	(7,807)
Net income	—	—	81,584	—	81,584
Other comprehensive loss	—	—	—	(4,511)	(4,511)
Balance—March 31, 2022	17,043,853	$17	$637,734	$(19,257)	$618,494

	Nine Months Ended March 31, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2022	16,870,050	$17	$663,869	$(25,462)	$638,424
Exercise of stock options	19,614	1,330	—	—	1,330
Vesting of RSUs	312,038	—	—	—	—
Shares issued under employee stock purchase program	59,255	4,041	—	—	4,041
Stock-based compensation expense	—	21,528	—	—	21,528
Repurchase of common stock	(400,230)	(17,067)	(17,682)	—	(34,749)
Taxes paid related to net share settlement of equity awards	(133,606)	(9,832)	(2,008)	—	(11,840)
Net income	—	—	49,397	—	49,397
Other comprehensive loss	—	—	—	(1,214)	(1,214)
Balance—March 31, 2023	16,727,121	$17	$693,576	$(26,676)	$666,917

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,584	$49,397
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	28,980	28,819
Stock-based compensation expense	20,986	21,528
Recovery of losses on accounts receivable	(3,836)	(4,890)
Deferred income taxes	1,448	942
Amortization of debt discount and issuance costs	1,045	196
Gain on sale of property and equipment	(27,373)	—
Other	(1,074)	(46)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	10,613	13,248
Inventories	(53,766)	(37,860)
Prepaid expenses and other assets	8,010	(4,924)
Accounts payable	(11,000)	2,134
Accrued payroll and related expenses	(9,837)	2,151
Advances from customers	7,523	13,963
Other	(11,490)	(11,980)
Net cash provided by operating activities	41,813	72,678
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(10,293)	(12,691)
Proceeds from sale of property and equipment	32,304	309
Purchases of certificates of deposit	(2,201)	(4,940)
Proceeds from certificates of deposit	55	3,827
Acquisition of businesses, net of cash acquired	(14,132)	(4,616)
Payments for intangible and other assets	(12,320)	(12,275)
Net cash used in investing activities	(6,587)	(30,386)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	73,000	155,000
Proceeds from long-term debt	50,285	100,654
Payments on long-term debt	(40,893)	(247,818)
Proceeds from exercise of stock options and employee stock purchase plan	4,608	5,371
Payments of contingent consideration	(1,671)	(3,668)
Repurchases of common stock	(96,832)	(34,749)
Taxes paid related to net share settlement of equity awards	(19,354)	(11,840)
Net cash used in financing activities	(30,857)	(37,050)
Effect of exchange rate changes on cash	(1,703)	(3,822)
Net change in cash and cash equivalents	2,666	1,420
Cash and cash equivalents—beginning of period	80,613	64,202
Cash and cash equivalents—end of period	$83,279	$65,622
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$5,851	$14,648
Income taxes	$9,964	$15,769

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC. There have been no material changes to our significant accounting policies from those disclosed therein. The accompanying condensed consolidated balance sheet as of June 30, 2022 was derived from the Company's audited consolidated financial statements at that date. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full 2023 fiscal year or any future periods.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Net income available to common stockholders	$42,735	$21,808	$81,584	$49,397
Weighted average shares outstanding—basic	17,417	16,809	17,734	16,858
Dilutive effect of equity awards	292	375	302	293
Weighted average shares outstanding—diluted	17,709	17,184	18,036	17,151
Basic earnings per share	$2.45	$1.30	$4.60	$2.93
Diluted earnings per share	$2.41	$1.27	$4.52	$2.88
Shares excluded from diluted earnings per share due to their anti-dilutive effect	211	60	62	75

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $65.6 million at March 31, 2023. Of this amount, approximately 81% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Singapore, Malaysia and Canada, and to a lesser extent in Mexico, Indonesia, Albania and Australia. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; we mitigate this risk, however, by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and the interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2022 and March 31, 2023.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2022				March 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$40,284	$—	$40,284	$—	$43,471	$—	$43,471
Assets – Interest rate swap contract	$—	$—	$—	$—	$—	$1,641	$—	$1,641
Liabilities—Convertible debt	$—	$242,302	$—	$242,302	$—	$—	$—	$—
Liabilities—Contingent consideration	$—	$—	$28,212	$28,212	$—	$—	$20,060	$20,060

Derivative Instruments and Hedging Activity

Our use of derivatives consists of foreign currency forward contracts and an interest rate swap agreement. The foreign currency forward contracts are utilized to partially mitigate certain balance sheet exposures or used as a net investment hedge to protect against potential changes resulting from short-term foreign currency fluctuations. These contracts have original maturities of up to three months. We also manage our risk to changes in interest rates using derivative instruments. We use fixed interest rate swaps to effectively convert a portion of the variable interest rate payments to fixed interest rate payments. We do not use hedging instruments for speculative purposes.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations. The amounts reported in the consolidated statements of operations for the three and nine months ended March 31, 2022 and 2023 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2022 and March 31, 2023, we held foreign currency forward contracts with notional amounts totaling $22.9 million and $19.8 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of March 31, 2022 and 2023 were not significant.

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

As of June 30, 2022 and March 31, 2023, the notional amount of the derivative instruments designated as an interest rate swap hedge was $0 and $175 million, respectively. The fair value of the interest rate swap contract as of March 31, 2023 was $1.6 million and is recorded in Other assets within the condensed consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(2,301)	$(5,727)	$(6,534)	$(14,339)
Gain (loss) recognized in other comprehensive income (loss)	—	(1,430)	—	1,098
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	—	(558)	—	(587)

Recently Adopted Accounting Pronouncement

Contract Assets and Contract Liabilities from Revenue Contracts with Customers in a Business Combination

In October 2021, the FASB issued Accounting Standards Update 2021-08, an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination (Topic 805). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. We adopted the new guidance effective January 1, 2022 using the prospective approach and applied the amendments to the business combinations that occurred during the year ended June 30, 2022 and the nine months ended March 31, 2023. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.

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

Fiscal Year 2023 Business Acquisitions

In February 2023, we (through our Healthcare division) acquired a privately held provider of software and solutions for approximately $2.1 million plus up to $5 million in potential contingent consideration. The acquisition was financed with cash on hand.

Through our Security division, we acquired (i) in December 2022 certain assets of a provider of baggage and parcel inspection systems for approximately $1.6 million and (ii) in August 2022 a privately held provider of training software and solutions for approximately $1.9 million plus an immaterial amount of potential contingent consideration. These acquisitions were financed with cash on hand.

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

These business acquisitions, individually and in aggregate, were not material to our consolidated financial statements. Accordingly, pro forma historical results of operations and other disclosures related to these businesses have not been presented.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	March 31,
Accounts receivable, net	2022	2023
Accounts receivable	$326,849	$314,121
Less allowance for doubtful accounts	(18,876)	(13,458)
Total	$307,973	$300,663

	June 30,	March 31,
Inventories	2022	2023
Raw materials	$213,290	$233,458
Work-in-process	46,873	63,181
Finished goods	73,744	75,156
Total	$333,907	$371,795

	June 30,	March 31,
Property and equipment, net	2022	2023
Land	$15,028	$15,676
Buildings, civil works and improvements	47,309	49,023
Leasehold improvements	11,599	13,924
Equipment and tooling	128,425	134,078
Furniture and fixtures	3,592	3,543
Computer equipment	21,208	23,061
Computer software	25,153	26,757
Computer software implementation in process	9,422	9,344
Construction in process	5,283	3,894
Total	267,019	279,300
Less accumulated depreciation and amortization	(157,335)	(170,161)
Property and equipment, net	$109,684	$109,139

Depreciation and amortization expense for property and equipment was $5.4 million and $4.9 million for the three months ended March 31, 2022 and 2023, respectively, and $16.0 million and $14.6 million for the nine months ended March 31, 2022 and 2023, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the nine-month period ended March 31, 2023 were as follows (in thousands)

			Optoelectronics
			And
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2022	$225,555	$43,187	$67,615	$336,357
Goodwill acquired or adjusted during the period	5,659	5,050	—	10,709
Foreign currency translation adjustment	48	44	(442)	(350)
Balance as of March 31, 2023	$231,262	$48,281	$67,173	$346,716

Intangible assets consisted of the following (in thousands):

	June 30, 2022			March 31, 2023
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$64,096	$(18,934)	$45,162	$73,826	$(19,289)	$54,537
Patents	8,541	(2,987)	5,554	8,611	(3,297)	5,314
Developed technology	66,901	(31,071)	35,830	68,411	(36,487)	31,924
Customer relationships	53,736	(32,785)	20,951	54,109	(37,114)	16,995
Total amortizable assets	193,274	(85,777)	107,497	204,957	(96,187)	108,770
Non-amortizable assets:
In-process R&D	533	—	533	533	—	533
Trademarks	30,340	—	30,340	30,889	—	30,889
Total intangible assets	$224,147	$(85,777)	$138,370	$236,379	$(96,187)	$140,192

Amortization expense related to intangible assets was $4.4 million and $4.8 million for the three months ended March 31, 2022 and 2023, respectively. For the nine months ended March 31, 2022 and 2023, amortization expense related to intangible assets was $13.0 million and $14.2 million, respectively.

At March 31, 2023, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2023 (remaining 3 months)	$4,820
2024	19,076
2025	15,950
2026	12,614
2027	8,731
Thereafter	47,579
Total	$108,770

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended March 31, 2022 and 2023, we capitalized software development costs in the amounts of $4.0 million and $4.1 million, respectively. For the nine months ended March 31, 2022 and 2023, we capitalized software development costs in the amounts of $11.7 million and $12.0 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2022 and March 31, 2023, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	March 31,
	2022	2023	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$43,287	$67,769	$24,482	57%

Contract Liabilities (in thousands)

	June 30,	March 31,
	2022	2023	Change	% Change
Advances from customers	$19,917	$33,841	$13,924	70%
Deferred revenue—current	31,396	44,447	13,051	42%
Deferred revenue—long-term	20,476	21,928	1,452	7%

Contract assets increased during the nine months ended March 31, 2023 primarily due to satisfaction of performance obligations for aviation, cargo and vehicle inspection customers in our Security division which have not yet been billed. The overall increase in contract liabilities was primarily due to receipt of upfront deposits from customers and deferred revenue from receipt of payments under service and warranty contracts primarily in our Security division.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2023, the portion of the transaction price allocated to remaining performance obligations was approximately $329.5 million. We expect to recognize revenue on approximately 52% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the nine months ended March 31, 2023, we recognized revenue of $49.4 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Operating lease cost	$2,704	$2,850	$7,354	$8,525
Variable lease cost	263	328	650	1,055
Short-term lease cost	268	261	854	685
	$3,235	$3,439	$8,858	$10,265

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2022	March 31, 2023
Operating lease ROU assets, net	Other assets	$39,461	$34,167

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,700	$9,830
Operating lease liabilities, long-term	Other long-term liabilities	30,363	25,097
Total operating lease liabilities		$40,063	$34,927

Weighted average remaining lease term			4.7 years
Weighted average discount rate			3.7%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended March 31,
	2022	2023
Cash paid for operating lease liabilities	$7,549	$8,631
ROU assets obtained in exchange for new lease obligations	9,519	2,658

Maturities of operating lease liabilities at March 31, 2023 were as follows (in thousands):

March 31, 2023
Less than one year	$11,039
1 – 2 years	9,083
2 – 3 years	7,184
3 – 4 years	6,587
4 – 5 years	3,118
Thereafter	1,449
38,460
Less: imputed interest	(3,533)
Total lease liabilities	$34,927

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended March 31, 2023, we recognized $0.9 million in restructuring and other charges, which included $0.5 million for employee terminations, $0.3 million in legal charges primarily related to government investigations, and $0.1 million in acquisition-related costs and facility closure costs. During the three months ended March 31, 2022, we recognized $1.5 million in restructuring and other charges, which included $0.8 million in legal charges primarily related to class action litigation and government investigations, $0.4 million for employee terminations , and $0.3 million in acquisition related costs.

During the nine months ended March 31, 2023, we recognized $4.4 million in restructuring and other charges, which included $3.2 million in legal charges primarily related to class action litigation and government investigations, $1.0 million for employee terminations, and $0.2 million in acquisition-related costs and facility closure costs. During the nine months ended March 31, 2022, we recognized $4.8 million in restructuring and other charges, which included $3.5 million in legal charges primarily related to class action litigation and government investigations, $1.0 million in employee terminations and $0.3 million in acquisition related costs.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended March 31, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$221	$—	$—	$56	$277
Employee termination costs	409	—	—	—	409
Facility closures/consolidation	3	—	—	—	3
Legal costs, net	—	—	—	780	780
Total	$633	$—	$—	$836	$1,469

	Three Months Ended March 31, 2023
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$50	$50
Employee termination costs	413	81	32	—	526
Facility closures/consolidation	35	—	—	—	35
Legal costs, net	45	226	—	8	279
Total	$493	$307	$32	$58	$890

	Nine Months Ended March 31, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$221	$—	$—	$56	$277
Employee termination costs	1,077	—	—	—	1,077
Facility closures/consolidation	(37)	—	—	—	(37)
Legal costs, net	—	—	—	3,493	3,493
Total	$1,261	$—	$—	$3,549	$4,810

	Nine Months Ended March 31, 2023
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$23	$—	$—	$127	$150
Employee termination costs	688	291	47	—	1,026
Facility closures/consolidation	35	—	—	—	35
Legal costs, net	613	2,462	—	80	3,155
Total	$1,359	$2,753	$47	$207	$4,366

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the nine-month period ended March 31, 2023 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2022	$—	$181	$23	$1,780	$1,984
Restructuring and other charges, net	150	1,026	35	3,155	4,366
Payments, adjustments and reimbursements, net	(124)	(1,081)	1	(4,896)	(6,100)
Balance as of March 31, 2023	$26	$126	$59	$39	$250

8. Borrowings

Revolving Credit Facility

In December 2021, we entered into an amendment to the senior secured credit facility that increased the aggregate amount available to borrow from $535 million to $750 million. The amended facility matures in December 2026 and is comprised of a $600 million revolving credit facility and a $150 million delayed draw term loan. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we can increase the revolving credit facility by $250 million plus such amount as would not cause our consolidated secured net leverage ratio to exceed a specified level. Borrowings under the amended facility bore interest at SOFR plus a margin of 1.25% as of March 31, 2023 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of March 31, 2023 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of March 31, 2023, there were $215 million of borrowings outstanding under the revolving credit facility, $61.3 million outstanding under the letters of credit sub-facility, and $145 million outstanding under the term loan. As of March 31, 2023, the amount available to borrow under the revolving credit facility was $323.7 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of March 31, 2023, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details.

1.25% Convertible Senior Notes (“Notes”) Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. The Notes were governed by an indenture dated February 22, 2017. The maturity date for the payment of principal was September 1, 2022. The Notes bore interest at the rate of 1.25% and were payable in cash semiannually in arrears on each March 1 and September 1. On September 1, 2022, we repurchased for cash and cancelled the then-remaining $242.3 million balance of the Notes utilizing proceeds from the senior secured credit facility.

Issuance costs of $7.7 million were allocated between debt ($6.5 million) and equity ($1.2 million) components with the portion allocated to the debt presented as an offset against long-term debt in the consolidated balance sheet and was being amortized as interest expense over the life of the Notes using the effective interest method. Total interest expense recognized for the three and nine months ended March 31, 2022 related to the Notes was $1.2 and $3.7 million, respectively, which consisted of $0.9 million and $2.7 million of contractual interest expense and $0.3 million and $1.0 million of amortization of debt issuance costs. Total interest expense recognized for the three and nine months ended March 31, 2023 related to the Notes was nil and $0.7 million, respectively, which consisted of $0.5 million of contractual interest expense and $0.2 million of amortization of debt issuance costs.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of March 31, 2023, $50.1 million was outstanding under these letter-of-credit facilities. As of March 31, 2023, the total amount available under these credit facilities was $27.7 million.

Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2022	2023
1.25% convertible notes due September 1, 2022:
Principal amount	$242,302	$—
Unamortized debt issuance costs	(196)	—
	242,106	—
Term loan	50,000	145,000
Other long-term debt	1,137	1,270
	293,243	146,270
Less current portion of long-term debt	(244,575)	(8,080)
Long-term portion of debt	$48,668	$138,190

9. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2023, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Cost of goods sold	$205	$229	$616	$686
Selling, general and administrative	6,567	6,757	19,977	20,467
Research and development	126	126	393	375
Stock-based compensation expense	$6,898	$7,112	$20,986	$21,528

As of March 31, 2023, total unrecognized compensation costs related to share-based compensation grants under the OSI Plan were estimated at $0.8 million for stock options and $20.6 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.2 years with respect to the stock options and 1.8 years with respect to the RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2023:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2022	110,645	82.43
Granted	23,351	87.90
Exercised	(19,614)	67.83
Expired or forfeited	(1,568)	81.60
Outstanding at March 31, 2023	112,814	86.11	6.8 years	$1,833
Exercisable at March 31, 2023	67,689		5.4 years	$1,274

The following summarizes RSU award activity during the nine months ended March 31, 2023:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2022	427,447	$90.17
Granted	356,694	89.11
Vested	(312,038)	96.42
Forfeited	(13,814)	88.82
Nonvested at March 31, 2023	458,289	$85.13

As of March 31, 2023, there were approximately 0.8 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 96,620 and 110,811 performance-based RSUs during the nine months ended March 31, 2022 and 2023, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the nine months ended March 31, 2022 and 2023, employees purchased 60,605 and 59,255 shares, respectively. As of March 31, 2023, there were 417,972 shares of our common stock available for issuance under the plan.

Stock Repurchase Program

In September 2022, our Board of Directors increased the stock repurchase authorization to a total of 2 million shares. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual numbers of shares purchased depend on a variety of factors, including stock price, general business and market conditions and other investment opportunities. Repurchases may be made from time to time under the program through open-market purchases or privately negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them in our consolidated financial statements as a reduction in the number of shares of common stock issued and outstanding, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

During the nine months ended March 31, 2022 and 2023, we repurchased 1,117,258 and 400,230 shares of our common stock, respectively. As of March 31, 2023, there were 1,721,870 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $54.4 million as of March 31, 2023.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $0.3 million and $1.7 million, respectively, during the three and nine months ended March 31, 2022 and $1.2 million and $3.7 million, respectively, during the three and nine months ended March 31, 2023.

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

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2022 to March 31, 2023 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2022	$28,212
Addition of contingent earnout obligations	3,267
Foreign currency translation adjustment	(25)
Changes in fair value for contingent earnout obligations	(11,164)
Payments on contingent earnout obligations	(230)
Ending fair value, March 31, 2023	$20,060

Environmental Contingencies

We are subject to various environmental laws. We conduct environmental investigations at our manufacturing facilities in North America, Asia-Pacific, and Europe, and, to the extent practicable, on all new properties to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2023.

On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra’s employment agreement that, among other things, provides for a $13.5 million bonus payment to Mr. Chopra on or within 45 days of January 1, 2024 contingent upon Mr. Chopra’s continued employment with us through that date, subject to accelerated payout terms in the event of Mr. Chopra’s death or disability. The bonus is included in accrued payroll and related expenses at March 31, 2023 and other long-term liabilities at June 30, 2022.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2022	2023
Balance at beginning of period	$19,736	$13,347
Additions	2,292	2,622
Reductions for warranty repair costs and adjustments	(7,191)	(5,831)
Balance at end of period	$14,837	$10,138

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

The effective tax rates for the three months ended March 31, 2022 and 2023 were 20.1% and 23.8%, respectively. During the three-month period ended March 31, 2023, we recognized a net discrete tax expense of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates. During the three-month period ended March 31, 2022, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates.

The effective tax rate for the nine months ended March 31, 2022 and 2023 was 20.8% and 22.6%, respectively. During the nine months ended March 31, 2023, we recognized a net discrete tax benefit of $0.6 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates. During the nine months ended March 31, 2022, we recognized a net discrete tax benefit of $2.0 million related to equity-based compensation under ASU 2016-09.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
Revenues (1)—by Segment:
Security division	$158,644	$178,752	$454,079	$491,188
Healthcare division	52,178	43,911	155,191	130,994
Optoelectronics and Manufacturing division, including intersegment revenues	92,122	93,888	275,917	286,513
Intersegment revenues elimination	(12,467)	(13,662)	(38,772)	(42,138)
Total	$290,477	$302,889	$846,415	$866,557

Income (loss) from operations —by Segment:
Security division	$20,559	$29,496	$60,323	$66,014
Healthcare division	7,480	1,787	20,430	4,819
Optoelectronics and Manufacturing division	11,177	12,493	34,342	35,963
Corporate	(10,729)	(10,148)	(32,855)	(29,572)
Intersegment eliminations	(61)	709	(48)	904
Total	$28,426	$34,337	$82,192	$78,128

	June 30,	March 31,
	2022	2023
Assets (2)—by Segment:
Security division	$839,769	$877,618
Healthcare division	231,423	244,825
Optoelectronics and Manufacturing division	301,483	310,851
Corporate	104,834	94,428
Eliminations (3)	(34,359)	(44,419)
Total	$1,443,150	$1,483,303
(1)For the three-month period ended March 31, 2022 and the nine-month periods ended March 31, 2022 and 2023, no customer accounted for greater than 10% of total net revenues. For the three-month period ended March 31, 2023, one customer accounted for 13% of total net revenues.
(2)As of June 30, 2022 and March 31, 2023, no customer accounted for greater than 10% of accounts receivable.
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

This management’s discussion and analysis of financial condition as of March 31, 2023 and results of operations for the three and nine months ended March 31, 2023 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 54% and 57% of our total consolidated revenues for the nine months ended March 31, 2022 and 2023, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 18% and 15% of our total consolidated revenues for the nine months ended March 31, 2022 and 2023, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 28% of our total consolidated revenues for each of the nine months ended March 31, 2022 and 2023, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Coronavirus Pandemic. The coronavirus disease 2019 (“COVID-19”) pandemic has dramatically impacted the global health and economic environment, with millions of confirmed cases, business slowdowns and shutdowns, and market volatility. The COVID-19 pandemic has caused, and may continue to cause, significant economic disruptions and has impacted, and may continue to impact, our operations and the operations of our suppliers, logistics providers and customers as a result of supply chain disruptions and delays, as well as labor challenges. During the early stages of the pandemic, our Healthcare division experienced increased demand for certain products as a result of COVID-19. However in our Security division, throughout and primarily as a result of the pandemic, receipt of certain orders was delayed, most notably with respect to our aviation and cargo products, and our revenues were adversely impacted. If customers of our Security division continue to be impacted by the pandemic, we could receive further requests to delay deliveries of equipment and modify service arrangements or the scheduling of factory or site acceptance tests, which could further impact timing of revenue recognition. While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets due primarily to materials shortages, longer lead times on deliveries and transportation constraints. If these business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be materially and adversely impacted. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in our best interests and the best interests of our employees, suppliers and customers. The ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, impacts on suppliers and related government actions to prevent and manage disease spread such as the implementation of any federal, state, local or foreign vaccine mandates. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services are also difficult to predict, but could negatively affect our future results and performance.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, and labor shortages. In addition to the COVID-19 pandemic, these other global macroeconomic factors, coupled with the U.S. political climate and political unrest internationally, have created uncertainty and impacted demand for certain of our products and services. Also, the continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material negative effect on our business, results of operations and financial condition.

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

Changes in Costs and Supply Chain Disruptions. Our costs are subject to fluctuations, particularly due to changes in raw material, component, and logistics costs. Our manufacturing and supply chain operations, including freight and shipping activities, have been and may continue to be impacted by increased vendor and labor costs as well as current global supply chain challenges. Specifically, we are impacted by the global shortage of electronic components and other materials needed for production and freight availability. We expect continued disruptions in obtaining material and freight availability as the world economies react to and recover from supply chain shortages. If we are unable to mitigate the impact of increased costs through pricing or other actions, there could be a negative impact on our business, results of operations, and financial condition.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.5% for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to the strengthening of the U.S. dollar against other foreign currencies in 2022. Any further strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the year, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the year.

Results of Operations for the Three Months Ended March 31, 2022 (Q3 Fiscal 2022) Compared to the Three Months Ended March 31, 2023 (Q3 Fiscal 2023) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q3	% of	Q3	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Security	$158.6	54%	$178.8	59%	$20.2	12.7%
Healthcare	52.2	18	43.9	15	(8.3)	(15.9)
Optoelectronics and Manufacturing	79.7	28	80.2	26	0.5	0.6
Total net revenues	$290.5	100%	$302.9	100%	$12.4	4.3%

Revenues for the Security division during the three months ended March 31, 2023 increased year-over-year due to increases in product and service revenues of approximately $10.7 million and $9.4 million, respectively. The increase in both product and service revenue was primarily driven by increased sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division during the three months ended March 31, 2023 decreased year-over-year due to a reduction in patient monitoring sales of $8.4 million and a decrease in cardiology sales of $1.2 million, which was partially offset by an increase in service revenue of $1.3 million.

Revenues for the Optoelectronics and Manufacturing division during the three months ended March 31, 2023 were similar to revenues in the same prior-year period.

Gross Profit

	Q3	% of	Q3	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues
Gross profit	$102.9	35.4%	$103.8	34.3%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the increase in revenues and higher raw material costs. Gross profit as a percentage of net revenues during the quarter ended March 31, 2023 decreased on a year-over-year basis due to a reduction in the Security division gross margins due to a decrease in margin from product sales driven by a less favorable product mix and increased component costs and a reduction in sales in the Healthcare division, which carries the highest gross margin of our three divisions.

Operating Expenses

	Q3	% of	Q3	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Selling, general and administrative	$57.8	19.9%	$53.7	17.7%	$(4.1)	(7.1)%
Research and development	15.1	5.2	14.8	4.9	(0.3)	(2.0)
Impairment, restructuring and other charges, net	1.5	0.5	0.9	0.3	(0.6)	(40.0)
Total operating expenses	$74.4	25.6%	$69.4	22.9%	$(5.0)	(6.7)%

Selling, general and administrative. Our significant selling, general and administrative (SG&A) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense. SG&A expense for the three months ended March 31, 2023 was $4.1 million lower than such expenses in the same prior-year period primarily due to bad debt recoveries in the third quarter of fiscal 2023 compared to a provision for bad debts in the comparable quarter of the prior year, a reduction in marketing expense, a change in fair value of certain liabilities, and more favorable foreign exchange rates, partially offset by increased compensation and travel expenses.

Research and development. Research and development (R&D) expenses include research related to new product development and product enhancements. R&D expense during the three months ended March 31, 2023 was relatively comparable to the prior year comparable period.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, legal charges and other non-recurring charges. During the three months ended March 31, 2023, impairment, restructuring and other charges primarily consisted of $0.5 million for employee terminations, $0.3 million in legal charges primarily related to government investigations and $0.1 million in acquisition-related costs and facility closure costs.  During the three months ended March 31, 2022, impairment, restructuring and other charges primarily consisted of $0.8 million for legal charges, $0.4 million in charges for employee terminations, and $0.3 million in acquisition related costs.

Interest and other expense, net. For the three months ended March 31, 2023, interest and other expense, net was $5.7 million as compared to $2.3 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during the three months ended March 31, 2023 in comparison with the levels of borrowing during the same period in the prior year. The 1.25% convertible notes that were previously outstanding during the three month period ended March 31, 2022 were retired in September 2022 using borrowings from our credit facility which carries a higher interest rate.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections, (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the three months ended March 31, 2023, we recognized a provision for income taxes of $6.8 million compared to $10.8 million for the comparable prior-year period. The effective tax rates for the three months ended March 31, 2022 and 2023 were 20.1% and 23.8%, respectively. During the three months ended March 31, 2023, we recognized a net discrete tax expense of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year estimates. During the three-month periods ended March 31, 2022, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates.

Results of Operations for the Nine Months Ended March 31, 2022 (YTD Q3 Fiscal 2022) Compared to the Nine Months Ended March 31, 2023 (YTD Q3 Fiscal 2023) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Security	$454.1	53%	$491.2	57%	$37.1	8.2%
Healthcare	155.2	19	131.0	15	(24.2)	(15.6)
Optoelectronics and Manufacturing	237.1	28	244.4	28	7.3	3.1
Total net revenues	$846.4	100%	$866.6	100%	$20.2	2.4%

Revenues for the Security division during the nine months ended March 31, 2023 increased year-over-year due to an increase in product and service revenues of approximately $21.8 million and $15.3 million, respectively. The increase in both product and service revenue was primarily driven by increased sales of cargo and vehicle inspection systems.

Revenues for the Healthcare division during the nine months ended March 31, 2023 decreased year-over-year due to a reduction in patient monitoring sales of $22.3 million and a decrease in cardiology sales of $3.2 million, partially offset by an increase in service revenues of $1.3 million.

Revenues for the Optoelectronics and Manufacturing division during the nine months ended March 31, 2023 increased year-over year as a result of an increase in revenue in our optoelectronics business of approximately $8.1 million, partially offset by a reduction in revenue in our contract manufacturing business of approximately $0.8 million.

Gross Profit

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues
Gross profit	$302.0	35.7%	$287.5	33.2%

Our cost of goods sold increased year-over-year primarily as a result of the increase in revenues and higher raw material costs. Gross profit as a percentage of net revenues during the nine months ended March 31, 2023 decreased on a year-over-year basis due to (i) a reduction in the Security division gross margins due to a decrease in margin from product sales driven by a less favorable product mix and increased component costs, (ii) a reduction in sales in the Healthcare division, which carries the highest gross margin of our three divisions, and (iii) an increase in sales in the Optoelectronics and Manufacturing division, which carries the lowest gross margin of our three divisions.

Operating Expenses

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2022	Net Revenues	Fiscal 2023	Net Revenues	$ Change	% Change
Selling, general and administrative	$170.0	20.1%	$161.1	18.6%	$(8.9)	(5.2)%
Research and development	45.0	5.3	43.9	5.1	(1.1)	(2.4)
Impairment, restructuring and other charges, net	4.8	0.6	4.4	0.5	(0.4)	(8.3)
Total operating expenses	$219.8	26.0%	$209.4	24.2%	$(10.4)	(4.7)%

Selling, general and administrative. SG&A expense for the nine months ended March 31, 2023 was $8.9 million lower than such expenses in the same prior-year period primarily due primarily to a reduction in compensation, professional fees, a change in fair value of certain liabilities, favorable foreign exchange rates, and higher bad debt recoveries than in the prior period which were partially offset by increased travel expenses.

Research and development. R&D expense during the nine months ended March 31, 2023 decreased as compared to the same prior-year period primarily due to a decrease in outside services partially offset by increases in compensation and travel expenses in our Security and Healthcare divisions.

Impairment, restructuring and other charges. During the nine months ended March 31, 2023, impairment, restructuring and other charges primarily consisted of $3.2 million in legal charges primarily related to class action litigation and government investigations, $1.0 million for employee terminations, and $0.2 million in acquisition-related costs and facility closure costs. During the nine months ended March 31, 2022, impairment, restructuring and other charges consisted of $3.5 million for legal charges, $1.0 million in charges for employee terminations, and $0.3 million in acquisition related costs.

Interest and other expense, net. For the nine months ended March 31, 2023, interest and other expense, net was $14.3 million as compared to $6.5 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during the nine months ended March 31, 2023 in comparison with the levels of borrowing during the same period in the prior year. The 1.25% convertible notes that were previously outstanding during the nine-month period ended March 31, 2022 were retired in September 2022 using borrowings from our credit facility which carries a higher interest rate.

Income taxes. For the nine months ended March 31, 2023, we recognized a provision for income taxes of $14.4 million compared to $21.4 million for the comparable prior-year period. The effective tax rates for the nine months ended March 31, 2022 and 2023 was 20.8% and 22.6%, respectively. During the nine months ended March 31, 2023, we recognized discrete tax benefit of $0.6 million related to equity-based compensation under ASU 2016-09 and changes in prior year estimates. During the nine months ended March 31, 2022, we recognized a net discrete tax benefit of $2.0 million related to equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $65.6 million at March 31, 2023, an increase of $1.4 million, or 2.2%, from $64.2 million at June 30, 2022. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

We have a $750 million credit facility that is comprised of a $600 million revolving credit facility, which includes a $300 million sub-facility for letters of credit, and a $150 million term loan. As of March 31, 2023, there was $215 million outstanding under our revolving credit facility, $145 million outstanding under the term loan and $61.3 million of outstanding letters of credit. As of March 31, 2023, the total amount available under these credit facilities was $323.7 million.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During the nine months ended March 31, 2023, we generated cash from operations of $72.7 million compared to $41.8 million in the same prior-year period. The increase was driven primarily by the positive impact of working capital changes.

Cash Used in Investing Activities. Net cash used in investing activities was $30.4 million for the nine months ended March 31, 2023 as compared to $6.6 million in the same prior-year period. Cash used to acquire businesses was $4.6 million during the nine-month period ended March 31, 2023 compared to $14.1 million in the prior year. Capital expenditures in the nine-month period ended March 31, 2023 were $12.7 million compared to $10.3 million in the same prior-year period. Expenditures for intangible and other assets were $12.3 million in each of the nine-month periods ended March 31, 2023 and 2022. In fiscal year 2022, the sale of certain corporate owned real estate in a sale and leaseback transaction generated $32.3 million in proceeds.

Cash Used in Financing Activities. Net cash used in financing activities was $37.1 million during the nine months ended March 31, 2023 compared to $30.9 million during the same prior-year period. The $6.2 million increase in cash used in financing activities during the nine months ended March 31, 2023 as compared to the comparable prior year period was due primarily to a reduction in net borrowings of $74.6 million, which was partially offset by a reduction in repurchases of common stock and taxes paid related to net settlement of equity awards of $69.6 million.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our credit facility and our Notes.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $65.6 million at March 31, 2023. Of this amount, approximately 81% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Singapore, Malaysia and Canada and, to a lesser extent, in Mexico, Indonesia, Albania and Australia. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we change our intention regarding the reinvestment of those earnings and we repatriate cash to the U.S. from certain foreign operations, we would provide at the time for withholding taxes to the extent not previously withheld on such earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended March 31, 2023:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
January 1 to January 31, 2023	—	$—	—	1,860,339
February 1 to February 28, 2023	58,845	$94.43	58,845	1,801,494
March 1 to March 31, 2023	79,624	$93.04	79,624	1,721,870
	138,469		138,469
(1)	In September 2022, when there were 1,131,301 shares remaining authorized to repurchase under the then-existing share repurchase program, the Board of Directors renewed the authorization and revised the maximum number of shares to 2,000,000 shares authorized under the stock repurchase program. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the nine months ended March 31, 2023, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the potential impact of those pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes in our exposure to market risk during the nine months ended March 31, 2023 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 19, 2022, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 28th day of April 2023.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)