Form 10-Q
period 2023-09-30
OSI SYSTEMS INC
filed 2023-10-27
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 24, 2023, there were 16,987,842 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	September 30,
	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,750	$82,591
Accounts receivable, net	380,845	323,769
Inventories	338,008	418,797
Prepaid expenses and other current assets	44,300	46,942
Total current assets	839,903	872,099
Property and equipment, net	108,933	109,174
Goodwill	349,505	348,411
Intangible assets, net	140,857	140,211
Other assets	116,488	118,557
Total assets	$1,555,686	$1,588,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$215,000	$235,000
Current portion of long-term debt	8,076	8,134
Accounts payable	139,011	164,422
Accrued payroll and related expenses	51,243	44,430
Advances from customers	21,250	31,949
Other accrued expenses and current liabilities	137,114	127,693
Total current liabilities	571,694	611,628
Long-term debt	136,491	134,746
Deferred income taxes	6,571	6,868
Other long-term liabilities	114,765	110,753
Total liabilities	829,521	863,995
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,755,772 shares at June 30, 2023 and 16,987,842 shares at September 30, 2023	9,835	17
Retained earnings	735,957	745,955
Accumulated other comprehensive loss	(19,627)	(21,515)
Total stockholders’ equity	726,165	724,457
Total liabilities and stockholders’ equity	$1,555,686	$1,588,452

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2022	2023
Net revenues:
Products	$196,954	$199,709
Services	71,117	79,501
Total net revenues	268,071	279,210
Cost of goods sold:
Products	143,369	136,983
Services	37,205	43,482
Total cost of goods sold	180,574	180,465
Gross profit	87,497	98,745
Operating expenses:
Selling, general and administrative	53,438	59,798
Research and development	14,540	15,922
Impairment, restructuring and other charges, net	1,219	466
Total operating expenses	69,197	76,186
Income from operations	18,300	22,559
Interest and other expense, net	(3,432)	(5,748)
Income before income taxes	14,868	16,811
Provision for income taxes	(3,633)	(3,932)
Net income	$11,235	$12,879
Earnings per share:
Basic	$0.66	$0.77
Diluted	$0.65	$0.75
Shares used in per share calculation:
Basic	16,924	16,825
Diluted	17,180	17,175

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2022	2023
Net income	$11,235	$12,879
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(9,792)	(3,172)
Net unrealized gain on derivatives, net of tax	3,540	1,147
Other, net of tax	333	137
Other comprehensive loss	(5,919)	(1,888)
Comprehensive income	$5,316	$10,991

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended September 30, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2022	16,870,050	$17	$663,869	$(25,462)	$638,424
Exercise of stock options	2,919	194	—	—	194
Vesting of RSUs	286,119	—	—	—	—
Shares issued under employee stock purchase program	28,603	1,969	—	—	1,969
Stock-based compensation expense	—	7,177	—	—	7,177
Repurchase of common stock	(208,427)	(208)	(17,079)	—	(17,287)
Taxes paid related to net share settlement of equity awards	(125,111)	(9,132)	(2,008)	—	(11,140)
Net income	—	—	11,235	—	11,235
Other comprehensive loss	—	—	—	(5,919)	(5,919)
Balance—September 30, 2022	16,854,153	$17	$656,017	$(31,381)	$624,653

	Three Months Ended September 30, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	4,752	420	—	—	420
Vesting of RSUs	363,820	—	—	—	—
Shares issued under employee stock purchase program	29,813	2,031	—	—	2,031
Stock-based compensation expense	—	7,089	—	—	7,089
Taxes paid related to net share settlement of equity awards	(166,315)	(19,358)	(2,881)	—	(22,239)
Net income	—	—	12,879	—	12,879
Other comprehensive loss	—	—	—	(1,888)	(1,888)
Balance—September 30, 2023	16,987,842	$17	$745,955	$(21,515)	$724,457

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,235	$12,879
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	9,541	9,568
Stock-based compensation expense	7,177	7,089
Recovery of losses on accounts receivable	(1,675)	(433)
Deferred income taxes	121	208
Amortization of debt discount and issuance costs	196	—
Other	7	42
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(5,376)	55,868
Inventories	(29,966)	(82,035)
Prepaid expenses and other assets	(8,587)	(7,605)
Accounts payable	20,000	25,851
Accrued payroll and related expenses	(10,987)	(6,606)
Advances from customers	10,133	10,770
Deferred revenue	19,231	(7,142)
Other	(3,808)	(1,310)
Net cash provided by operating activities	17,242	17,144
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,281)	(5,239)
Proceeds from sale of property and equipment	92	44
Purchases of certificates of deposit	(73)	(2,068)
Proceeds from maturities of certificates of deposit	—	1,839
Acquisition of businesses, net of cash acquired	(1,871)	—
Payments for intangible and other assets	(3,944)	(4,154)
Net cash used in investing activities	(9,077)	(9,578)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	155,000	20,000
Proceeds from long-term debt	100,307	394
Payments on long-term debt	(242,479)	(2,073)
Proceeds from exercise of stock options and employee stock purchase plan	2,163	2,451
Payments of contingent consideration	(415)	(383)
Repurchases of common stock	(17,287)	—
Taxes paid related to net share settlement of equity awards	(11,140)	(22,239)
Net cash used in financing activities	(13,851)	(1,850)
Effect of exchange rate changes on cash	(4,526)	125
Net change in cash and cash equivalents	(10,212)	5,841
Cash and cash equivalents—beginning of period	64,202	76,750
Cash and cash equivalents—end of period	$53,990	$82,591
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$3,856	$5,455
Income taxes	$7,235	$6,795

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full 2024 fiscal year or any future periods.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2022	2023
Net income available to common stockholders	$11,235	$12,879
Weighted average shares outstanding—basic	16,924	16,825
Dilutive effect of equity awards	256	350
Weighted average shares outstanding—diluted	17,180	17,175
Basic earnings per share	$0.66	$0.77
Diluted earnings per share	$0.65	$0.75
Shares excluded from diluted earnings per share due to their anti-dilutive effect	26	8

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $82.6 million at September 30, 2023. Of this amount, approximately 91% was held by our foreign subsidiaries and subject to repatriation tax considerations.  These foreign funds were held primarily by our subsidiaries in the United Kingdom, Qatar, Singapore, India, Malaysia and Canada, and to a lesser extent in Indonesia, Australia, Germany, Mexico and Egypt among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and the interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2023 and September 30, 2023.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The “Level 1” category includes assets and liabilities at quoted prices in active markets for identical assets and liabilities. The “Level 2” category includes assets and liabilities from observable inputs other than quoted market prices. The “Level 3” category includes assets and liabilities for which valuation techniques are unobservable and significant to the fair value measurement. Our contingent payment obligations related to acquisitions, which are further discussed in Note 10 to the condensed consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2023				September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$47,181	$—	$47,181	$—	$47,508	$—	$47,508
Assets – Interest rate swap contract	$—	$5,369	$—	$5,369	$—	$6,826	$—	$6,826
Liabilities—Contingent consideration	$—	$—	$21,181	$21,181	$—	$—	$19,784	$19,784

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the three months ended September 30, 2022 and 2023 were not significant.  The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  As of June 30, 2023 and September 30, 2023, we held foreign currency forward contracts with notional amounts totaling $21.6 million and $25.6 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2023 and September 30, 2023 were not significant.

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

As of June 30, 2023 and September 30, 2023, the notional amount of the derivative instruments designated as an interest rate swap hedge was $175 million. The fair value of the interest rate swap contract as of as of June 30, 2023 and September 30, 2023 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended September 30,
	2022	2023
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(3,432)	$(5,748)
Gain recognized in other comprehensive income, net of tax	3,540	1,147
Benefit (expense) reclassified from accumulated other comprehensive income to interest expense, net	(120)	872

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the first quarter of fiscal year 2024.

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

Fiscal Year 2024 Business Acquisition

In October 2023, we (through our Security Division) acquired a privately held provider of radiation detection technology for approximately $2.8 million, plus up to $3.6 million in potential contingent consideration.  The acquisition was financed with cash on hand.

The goodwill recognized for this business acquisition is not deductible for income tax purposes.

Fiscal Year 2023 Business Acquisitions

In April 2023, we (through our Optoelectronics and Manufacturing division) acquired a privately held provider of engineering and contract manufacturing solutions for approximately $2.5 million, plus up to $2.5 million in potential contingent consideration. The acquisition was financed with cash on hand.

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

The goodwill recognized for each of the fiscal year 2023 business acquisitions is not deductible for income tax purposes. These business acquisitions in fiscal 2023 and 2024, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations and other disclosures related to these businesses have not been presented.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
Accounts receivable, net	2023	2023
Accounts receivable	$395,218	$337,365
Less allowance for doubtful accounts	(14,373)	(13,596)
Total	$380,845	$323,769

	June 30,	September 30,
Inventories	2023	2023
Raw materials	$233,217	$271,449
Work-in-process	56,329	82,969
Finished goods	48,462	64,379
Total	$338,008	$418,797

	June 30,	September 30,
Property and equipment, net	2023	2023
Land	$15,691	$15,663
Buildings, civil works and improvements	49,166	48,564
Leasehold improvements	13,553	13,533
Equipment and tooling	135,703	136,399
Furniture and fixtures	3,632	3,241
Computer equipment	24,119	21,229
Computer software	26,981	27,487
Computer software implementation in process	9,705	9,544
Construction in process	4,108	5,806
Total	282,658	281,466
Less accumulated depreciation and amortization	(173,725)	(172,292)
Property and equipment, net	$108,933	$109,174

Depreciation and amortization expense for property and equipment was $4.9 million in each of the three months ended September 30, 2022 and 2023.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the three-month period ended September 30, 2023 were as follows (in thousands):

			Optoelectronics
			And
	Security	Healthcare	Manufacturing
	Division	Division	Division	Consolidated
Balance as of June 30, 2023	$230,662	$48,455	$70,388	$349,505
Foreign currency translation adjustment	(132)	(103)	(859)	(1,094)
Balance as of September 30, 2023	$230,530	48,352	69,529	348,411

Intangible assets consisted of the following (in thousands):

		June 30, 2023			September 30, 2023
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	8-9 years	$77,844	$(20,285)	$57,559	81,845	(21,145)	60,700
Patents	19 years	8,636	(3,404)	5,232	8,742	(3,515)	5,227
Developed technology	10 years	68,274	(38,353)	29,921	68,246	(40,186)	28,060
Customer relationships	7 years	55,780	(39,101)	16,679	55,570	(40,833)	14,737
Total amortizable assets		210,534	(101,143)	109,391	214,403	(105,679)	108,724
Non-amortizable assets:
In-process R&D		533	—	533	533	—	533
Trademarks		30,933	—	30,933	30,954	—	30,954
Total intangible assets		$242,000	$(101,143)	$140,857	245,890	(105,679)	140,211

Amortization expense related to intangible assets was $4.7 million in each of the three months ended September 30, 2022 and 2023.

At September 30, 2023, the estimated future amortization expense for amortizable intangible assets was as follows (in thousands):

Fiscal Year

2024 (remaining 9 months)	$14,187
2025	15,879
2026	12,705
2027	8,741
2028	5,953
Thereafter	51,259
Total	$108,724

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended September 30, 2022 and 2023, we capitalized software development costs in the amounts of $3.9 million and $4.0 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2023 and September 30, 2023, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	September 30,
	2023	2023	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$86,818	$103,663	$16,845	19%

Contract Liabilities (in thousands)

	June 30,	September 30,
	2023	2023	Change	% Change
Advances from customers	$21,250	$31,949	$10,699	50%
Deferred revenue—current	43,861	39,000	(4,861)	(11)%
Deferred revenue—long-term	22,200	19,733	(2,467)	(11)%

Contract assets increased during the three months ended September 30, 2023 primarily from the timing and nature of milestones met in contracts for a number of customers in our Security Division where we met the revenue recognition criteria under ASC 606 in advance of the time when contracts give us the right to invoice customers.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 30, 2023, the portion of the transaction price allocated to remaining performance obligations was approximately $906.2 million. We expect to recognize revenue on approximately 67% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the three months ended September 30, 2023, we recognized revenue of $29.7 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2022	2023
Operating lease cost	$2,826	$2,805
Variable lease cost	406	265
Short-term lease cost	223	325
	$3,455	$3,395

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2023	September 30, 2023
Operating lease right of use (“ROU”) assets, net	Other assets	$32,618	$32,534

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,787	$9,929
Operating lease liabilities, long-term	Other long-term liabilities	23,733	23,472
Total operating lease liabilities		$33,520	$33,401

Weighted average remaining lease term			4.0 years
Weighted average discount rate			3.9%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2022	2023
Cash paid for operating lease liabilities	$2,685	$2,994
ROU assets obtained in exchange for new lease obligations	413	1,791

Maturities of operating lease liabilities at September 30, 2023 were as follows (in thousands):

September 30, 2023
Less than one year	$11,008
1 – 2 years	8,845
2 – 3 years	7,664
3 – 4 years	5,357
4 – 5 years	1,282
Thereafter	1,969
36,125
Less: imputed interest	(2,724)
Total lease liabilities	$33,401

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended September 30, 2023, we recognized $0.5 million in impairment, restructuring and other charges, which included $0.1 million in legal charges, $0.1 million for employee terminations, $0.1 million for other facility closure costs for operational efficiency activities, and $0.2 million in acquisition related costs.

During the three months ended September 30, 2022, we recognized $1.2 million in restructuring and other charges, which included $0.9 million in legal charges and $0.3 million for employee terminations.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended September 30, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$23	$—	$—	$—	$23
Facility closures/consolidation	241	—	15	—	256
Legal costs, net	524	294	—	122	940
Total	$788	$294	$15	$122	$1,219

	Three Months Ended September 30, 2023
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$13	$—	$—	$110	$123
Facility closures/consolidation	—	—	51	—	51
Acquisition-related costs	208	—	—	—	208
Legal costs, net	52	—	—	32	84
Total	$273	$—	$51	$142	$466

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the three-month period ended September 30, 2023 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2023	$7	$107	$1,609	$656	$2,379
Restructuring and other charges, net	208	123	51	84	466
Payments, adjustments and reimbursements, net	(208)	72	(716)	(228)	(1,080)
Balance as of September 30, 2023	$7	$302	$944	$512	$1,765

8. Borrowings

Revolving Credit Facility

In December 2021, we entered into an amendment to the senior secured credit facility that increased the aggregate amount available to borrow from $535 million to $750 million. The amended facility matures in December 2026 and is comprised of a $600 million revolving credit facility and a $150 million term loan. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the amended facility bore interest at SOFR plus a margin of 1.0% as of September 30, 2023 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.10% as of September 30, 2023 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of September 30, 2023, there were $235 million of borrowings outstanding under the revolving credit facility, $37.7 million outstanding under the letters of credit sub-facility, and $141.3 million outstanding under the term loan. As of September 30, 2023, the amount available to borrow under the revolving credit facility was $327.3 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of September 30, 2023, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details. Interest expense related to the credit facility and term loan was $2.1 million and $6.3 million for the three months ended September 30, 2022 and 2023, respectively.

1.25% Convertible Senior Notes (“Notes”)

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

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of September 30, 2023, $56.8 million was outstanding under these letter-of-credit facilities. As of September 30, 2023, the total amount available under these credit facilities was $17.6 million.

Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2023	2023
Term loan	$143,125	$141,250
Other long-term debt	1,442	1,630
	144,567	142,880
Less current portion of long-term debt	(8,076)	(8,134)
Long-term portion of debt	$136,491	$134,746

9. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2023, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2022	2023
Cost of goods sold	$216	$232
Selling, general and administrative	6,840	6,731
Research and development	121	126
Stock-based compensation expense	$7,177	$7,089

As of September 30, 2023, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $0.6 million for stock options and $19.6 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 1.8 years with respect to the stock options and 2.3 years with respect to the RSUs.

The following summarizes stock option activity during the three months ended September 30, 2023:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2023	83,677	$87.09
Granted	—	—
Exercised	(4,752)	88.39
Expired or forfeited	—	—
Outstanding at September 30, 2023	78,925	$87.01	6.9 years	$2,449
Exercisable at September 30, 2023	34,225	$83.15	4.8 years	$1,194

The following summarizes RSU award activity during the nine months ended September 30, 2023:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2023	455,515	$85.15
Granted	307,506	93.35
Vested	(363,820)	79.00
Forfeited	(1,890)	74.15
Nonvested at September 30, 2023	397,311	$97.19

As of September 30, 2023, there were approximately 0.2 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 109,594 and 75,988 performance-based RSUs during the three months ended September 30, 2022 and 2023, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the three months ended September 30, 2023, we did not repurchase shares of our common stock. As of September 30, 2023, there were 1,721,870 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $45.0 million as of September 30, 2023.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2023 to September 30, 2023 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2023	$21,181
Foreign currency translation adjustment	(150)
Changes in fair value for contingent earnout obligations	(864)
Payments on contingent earnout obligations	(383)
Ending fair value, September 30, 2023	$19,784

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2023.

On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra’s employment agreement that, among other things, provides for a $13.5 million bonus payment to Mr. Chopra on or within 45 days of January 1, 2024 contingent upon Mr. Chopra’s continued employment with us through that date, subject to accelerated payout terms in the event of Mr. Chopra’s death or disability. The bonus is recorded in the financial statements over the remaining term of the employment agreement and is included in accrued payroll and related expenses.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2022	2023
Balance at beginning of period	$13,347	$11,149
Additions	884	312
Reductions for warranty repair costs and adjustments	(1,972)	(902)
Balance at end of period	$12,259	$10,559

Legal Proceedings

In February 2023, one of our subsidiaries received a subpoena from the U.S. Department of Justice (“DoJ”) relating to a federal investigation involving a former employee of an OSI Systems subsidiary. The DoJ is currently prosecuting the former employee for embezzlement and other conduct occurring before he was hired by our subsidiary and while he was employed by another company in the United States and Mexico. The subpoena requests documents and records relating to, among other things, the former employee and the Company's business dealings in Mexico since 2020. We have produced documents in response to this subpoena and intend to cooperate with any further subpoenas or other requests in connection with this or any ensuing investigation.

In September 2023, an employee demanded a $4 million payment claiming that he was retaliated against for internally reporting that a Mexican government official solicited a payment in connection with a $35 million opportunity. The opportunity has not been awarded, no payment was actually made, and we have reported the employee’s allegations to the U.S. Department of Justice. We have denied the employee’s claim of retaliation and intend to vigorously contest any potential lawsuit that may be filed as lacking in credibility and merit.

We are involved in various other potential or actual claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to any non-ordinary course matters because we believe that, although unfavorable outcomes in the proceedings are possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our company, the impact on our business, financial condition, results of operations and cash flows could be material.

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

The effective tax rates for the three months ended September 30, 2022 and 2023 were 24.4% and 23.4%, respectively. During the three months ended September 30, 2022 and 2023, we recognized a net discrete tax benefit of $0.1 million and $0.4 million, respectively, related to equity-based compensation under ASU 2016-09.

12. Segment Information

We have determined that we operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division) and (c) medical monitoring systems (Healthcare division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses, whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Basis of Presentation.

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended
	September 30,
	2022	2023
Revenues (1) —by Segment:
Security division	$144,992	$164,629
Optoelectronics and Manufacturing division, including intersegment revenues	93,915	96,128
Healthcare division	43,563	37,787
Intersegment revenues elimination	(14,399)	(19,334)
Total	$268,071	$279,210

Income (loss) from operations —by Segment:
Security division	$14,924	$20,609
Optoelectronics and Manufacturing division	11,258	11,437
Healthcare division	1,628	164
Corporate	(10,178)	(9,916)
Intersegment Eliminations	668	265
Total	$18,300	$22,559

	June 30,	September 30,
	2023	2023
Assets (2) —by Segment:
Security division	$948,126	$987,134
Optoelectronics and Manufacturing division	310,930	296,328
Healthcare division	245,856	238,897
Corporate	94,678	113,252
Eliminations (3)	(43,904)	(47,159)
Total	$1,555,686	$1,588,452
(1)For the three-month period ended September 30, 2022 and 2023, no customer accounted for greater than 10% of total net revenues.
(2)As of June 30, 2023 and September 30, 2023, no customer accounted for greater than 10% of accounts receivable.
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

This management’s discussion and analysis of financial condition as of September 30, 2023 and results of operations for the three months ended September 30, 2023 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; the impact of potential information technology, cybersecurity or data security breaches; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict, including the potential for broad economic disruption; global economic uncertainty; material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those factors described in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this Section. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 54% and 59% of our total consolidated revenues for the three months ended September 30, 2022 and 2023, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 30% and 28% of our total consolidated revenues for the three months ended September 30, 2022 and 2023, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 16% and 13% of our total consolidated revenues for the three months ended September 30, 2022 and 2023, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, and labor shortages. These global macroeconomic factors, coupled with the volatile U.S. political climate and political unrest internationally, have created uncertainty and impacted demand for certain of our products and services. In October 2023, the war between Israel and Hamas in Gaza has created political and potential economic uncertainty in the Middle East. Also, the continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material negative effect on our business, results of operations and financial condition.

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

Healthcare Considerations. As described below, our Healthcare division experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic during the earlier stages of the pandemic. Certain hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted.

Government Policies. Our results of operations and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies.

U.S. Budget Environment. U.S. government spending levels and timely funding thereof can affect our financial performance. The House and Senate continue the legislative process on the FY 2024 budget.  The President signed a continuing resolution to fund the U.S government at FY 2023 levels through the earlier of November 17, 2023 or until FY 2024 appropriations bills are enacted. During periods covered by continuing resolutions, we may experience delays in new awards of our products and services, and those delays may adversely affect our results of operations. If Congress fails to enact FY 2024 appropriations bills or extend the continuing resolution on a timely basis, the U.S. government will undergo a complete or partial shutdown. The impact of any government shutdown is uncertain. If a government shutdown were to occur and were to continue for an extended period, we could be at risk of program cancellations, schedule delays, and other disruptions and nonpayment regarding products and services, which could adversely affect our results of operations.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.9% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the strengthening of the U.S. dollar against other foreign currencies in 2023. Any further strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the year, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the year.

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

Results of Operations for the Three Months Ended September 30, 2022 (Q1 Fiscal 2023) Compared to the Three Months Ended September 30, 2023 (Q1 Fiscal 2024) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Security	$145.0	54%	$164.6	59%	$19.6	14%
Optoelectronics and Manufacturing	79.5	30	76.8	28	(2.7)	(3)
Healthcare	43.6	16	37.8	13	(5.8)	(13)
Total net revenues	$268.1	100%	$279.2	100%	$11.1	4%

Revenues for the Security division during Q1 fiscal 2024 increased year-over-year due to increases in product and service revenues of approximately $12.3 million and $7.3 million, respectively. The increase in product revenue was primarily driven by delivery of systems for our new contracts in Mexico. The increase in service revenue was due primarily to the increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during Q1 fiscal 2024 decreased year-over year as a result of a decrease in revenue in our optoelectronics business of approximately $4.5 million, offset by an increase in revenue of approximately $1.8 million in our contract manufacturing business.

Revenues for the Healthcare division during Q1 fiscal 2024 decreased year-over-year due to a reduction in patient monitoring sales of $6.2 million offset by an increase in cardiology sales of $0.6 million.

Gross Profit

	Q1	% of	Q1	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Gross profit	$87.5	32.6%	$98.7	35.4%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the increase in net revenues described above which was driven by our Security division. Gross profit as a percentage of net revenues during the quarter ended September 30, 2023 increased on a year-over-year basis due to an increase in the Security division gross margins due to a more favorable sales mix partially offset by a reduction in the sales in the Healthcare division, which carries the highest gross margin of our three divisions.

Operating Expenses

	Q1	% of	Q1	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Selling, general and administrative	$53.4	19.6%	$59.8	21.4%	$6.4	12.0%
Research and development	14.5	5.4	15.9	5.7	1.4	9.7
Impairment, restructuring and other charges, net	1.2	0.5	0.5	0.2	(0.7)	(58.3)
Total operating expenses	$69.1	25.8%	$76.2	27.3%	$7.1	10.3%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, changes in fair value of contingent earnout liabilities and depreciation and amortization expense. SG&A expense for Q1 fiscal 2024 was $6.4 million higher than in the same prior-year period primarily due to a benefit recognized in the prior year attributable to favorable foreign exchange rates and lower recovery of losses on accounts receivable in Q1 fiscal 2024 compared to the same prior-year period.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expense during Q1 fiscal 2024 was $1.4 million higher than the same prior-year period with investments to support new product development initiatives primarily in our Security and Healthcare divisions.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, impairment of assets, costs related to acquisition activity, and other non-recurring charges. During Q1 fiscal 2024, impairment, restructuring and other charges consisted of $0.2 million for acquisition activity and $0.3 million in charges for employee terminations, legal charges and other costs. During Q1 fiscal 2023, impairment, restructuring and other charges consisted of $0.9 million for legal charges and $0.3 million in charges for employee terminations from operational efficiency activities.

Interest and Other Expense, Net

	Q1	% of	Q1	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Interest and other expense, net	$3.4	1.3%	$5.7	2.0%

Interest and other expense, net. For Q1 fiscal 2024, interest and other expense, net was $5.7 million as compared to $3.4 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during Q1 fiscal 2024 in comparison with the levels of borrowing during the same period in the prior year.  The 1.25% convertible notes were outstanding for the first two months of the quarter ended September 30, 2022 and were retired on September 1, 2022 using borrowings from our credit facility. Interest expense for Q1 fiscal 2024 and 2023 included a benefit of $0.9 million and an expense of $0.1 million, respectively, from the interest rate swap.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q1 fiscal 2024 and 2023, we recognized a provision for income taxes of $3.9 million and $3.6 million, respectively. The effective tax rates for Q1 fiscal 2024 and 2023 were 23.4% and 24.4%, respectively. During the Q1 fiscal 2024 and 2023, we recognized a net discrete tax benefit of $0.4 million and $0.1 million, respectively, related to equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $82.6 million at September 30, 2023, an increase of $5.8 million, or 7.6%, from $76.8 million at June 30, 2023. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future beyond that. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

We have a $750 million credit facility that is comprised of a $600 million revolving credit facility, which includes a $300 million sub-facility for letters of credit, and a $150 million term loan. The term loan was available to us to draw through December 2026. As of September 30, 2023, there was $235.0 million outstanding under our revolving credit facility, $37.7 million of outstanding letters of credit, and $141.3 million outstanding under the term loan.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During Q1 fiscal 2024, we generated cash from operations of $17.1 million which was consistent with the prior period. The increase in net income in Q1 fiscal 2024 compared to the same period last year was offset by changes in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $9.6 million for Q1 fiscal 2024 as compared to $9.1 million in the same prior-year period. Cash used to acquire businesses was nil during the three-month period ended September 30, 2023 compared to $1.9 in the prior year. Capital expenditures in the three-month period ended September 30, 2023 were $5.2 million compared to $3.3 million in the same prior-year period. Expenditures for intangible and other assets in the three-month period ended September 30, 2023 were $4.2 million compared to $3.9 million in the same prior-year period.

Cash Used in Financing Activities. Net cash used in financing activities was $1.9 million during Q1 fiscal 2024, compared to $13.9 million during the same prior-year period. The decrease in cash used in financing activities was due to (1) no repurchases of common stock during Q1 fiscal 2024 compared to $17.3 million in the same prior-year period and (2) higher net borrowings in Q1 fiscal 2024 compared to the same prior-year period, which were partially offset by higher taxes paid related to settlement of equity awards of $22.2 million during Q1 fiscal 2024 compared to $11.1 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $82.6 million at September 30, 2023. Of this amount, approximately 91% was held by our foreign subsidiaries and subject to repatriation tax considerations.  These foreign funds were held primarily by our subsidiaries in the United Kingdom, Qatar, Singapore, India, Malaysia and Canada, and to a lesser extent in Indonesia, Australia, Germany, Mexico and Egypt among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares of Common Stock during the first quarter of fiscal year 2024.

Contractual Obligations

During the first quarter of fiscal year 2024, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the first quarter of fiscal year 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in our exposure to market risk during the three months ended September 30, 2023 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 29, 2023, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On September 13, 2023, Victor Sze, Executive Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 30,000 shares of our common stock until March 15, 2024. None of our other directors or officers informed us during the quarter ended September 30, 2023 of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 27th day of October 2023.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)