Form 10-Q
period 2023-12-31
OSI SYSTEMS INC
filed 2024-01-26
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 22, 2024, there were 17,046,247 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	December 31,
	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,750	$127,258
Accounts receivable, net	380,845	370,168
Inventories	338,008	445,818
Prepaid expenses and other current assets	44,300	59,839
Total current assets	839,903	1,003,083
Property and equipment, net	108,933	110,188
Goodwill	349,505	352,911
Intangible assets, net	140,857	143,288
Other assets	116,488	117,007
Total assets	$1,555,686	$1,726,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$215,000	$316,000
Current portion of long-term debt	8,076	8,120
Accounts payable	139,011	163,661
Accrued payroll and related expenses	51,243	50,455
Advances from customers	21,250	40,263
Other accrued expenses and current liabilities	137,114	121,892
Total current liabilities	571,694	700,391
Long-term debt	136,491	132,792
Deferred income taxes	6,571	7,125
Other long-term liabilities	114,765	115,726
Total liabilities	829,521	956,034
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,755,772 shares at June 30, 2023 and 17,011,639 shares at December 31, 2023	9,835	7,308
Retained earnings	735,957	782,508
Accumulated other comprehensive loss	(19,627)	(19,373)
Total stockholders’ equity	726,165	770,443
Total liabilities and stockholders’ equity	$1,555,686	$1,726,477

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Net revenues:
Products	$216,885	$290,179	$413,839	$489,888
Services	78,712	83,056	149,829	162,557
Total net revenues	295,597	373,235	563,668	652,445
Cost of goods sold:
Products	158,294	187,385	301,663	324,368
Services	41,096	44,549	78,301	88,031
Total cost of goods sold	199,390	231,934	379,964	412,399
Gross profit	96,207	141,301	183,704	240,046
Operating expenses:
Selling, general and administrative	54,003	71,604	107,441	131,402
Research and development	14,456	16,350	28,996	32,272
Restructuring and other charges, net	2,257	1,026	3,476	1,492
Total operating expenses	70,716	88,980	139,913	165,166
Income from operations	25,491	52,321	43,791	74,880
Interest and other expense, net	(5,180)	(6,534)	(8,612)	(12,282)
Income before income taxes	20,311	45,787	35,179	62,598
Provision for income taxes	(3,957)	(9,234)	(7,590)	(13,166)
Net income	$16,354	$36,553	$27,589	$49,432
Earnings per share:
Basic	$0.97	$2.15	$1.63	$2.92
Diluted	$0.96	$2.11	$1.61	$2.87
Shares used in per share calculation:
Basic	16,841	16,995	16,882	16,910
Diluted	17,103	17,302	17,140	17,238

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Net income	$16,354	$36,553	$27,589	$49,432
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	4,914	5,395	(4,878)	2,223
Net unrealized gain (loss) on investments and derivatives, net of tax	(1,012)	(3,390)	2,528	(2,243)
Other, net of tax	332	137	665	274
Other comprehensive income (loss)	4,234	2,142	(1,685)	254
Comprehensive income	$20,588	$38,695	$25,904	$49,686

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended December 31, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2022	16,854,153	$17	$656,017	$(31,381)	$624,653
Exercise of stock options	4,847	245	—	—	245
Vesting of RSUs	20,409	—	—	—	—
Stock-based compensation expense	—	7,239	—	—	7,239
Repurchase of common stock	(53,334)	(4,497)	—	—	(4,497)
Taxes paid related to net share settlement of equity awards	(6,466)	(474)	—	—	(474)
Net income	—	—	16,354	—	16,354
Other comprehensive income	—	—	—	4,234	4,234
Balance—December 31, 2022	16,819,609	$2,530	$672,371	$(27,147)	$647,754

	Three Months Ended December 31, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2023	16,987,842	$17	$745,955	$(21,515)	$724,457
Exercise of stock options	9,737	764	—	—	764
Vesting of RSUs	20,794	—	—	—	—
Stock-based compensation expense	—	7,328	—	—	7,328
Taxes paid related to net share settlement of equity awards	(6,734)	(801)	—	—	(801)
Net income	—	—	36,553	—	36,553
Other comprehensive income	—	—	—	2,142	2,142
Balance—December 31, 2023	17,011,639	$7,308	$782,508	$(19,373)	$770,443

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Six Months Ended December 31, 2022
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2022	16,870,050	$17	$663,869	$(25,462)	$638,424
Exercise of stock options	7,766	439	—	—	439
Vesting of RSUs	306,528	—	—	—	—
Shares issued under employee stock purchase program	28,603	1,969	—	—	1,969
Stock-based compensation expense	—	14,416	—	—	14,416
Repurchase of common stock	(261,761)	(4,705)	(17,079)	—	(21,784)
Taxes paid related to net share settlement of equity awards	(131,577)	(9,606)	(2,008)	—	(11,614)
Net income	—	—	27,589	—	27,589
Other comprehensive loss	—	—	—	(1,685)	(1,685)
Balance—December 31, 2022	16,819,609	$2,530	$672,371	$(27,147)	$647,754

	Six Months Ended December 31, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	14,489	1,184	—	—	1,184
Vesting of RSUs	384,614	—	—	—	—
Shares issued under employee stock purchase program	29,813	2,031	—	—	2,031
Stock-based compensation expense	—	14,417	—	—	14,417
Taxes paid related to net share settlement of equity awards	(173,049)	(20,159)	(2,881)	—	(23,040)
Net income	—	—	49,432	—	49,432
Other comprehensive income	—	—	—	254	254
Balance—December 31, 2023	17,011,639	$7,308	$782,508	$(19,373)	$770,443

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,589	$49,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	19,143	19,856
Stock-based compensation expense	14,416	14,417
Provision for (recovery of) losses on accounts receivable	(1,353)	2,352
Deferred income taxes	1,205	(805)
Amortization of debt discount and issuance costs	196	—
Other	(64)	99
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(13,348)	11,458
Inventories	(27,317)	(103,309)
Prepaid expenses and other assets	(10,076)	(30,458)
Accounts payable	4,429	24,365
Accrued payroll and related expenses	(16,526)	(870)
Advances from customers	2,828	18,227
Deferred revenue	12,714	(8,312)
Other	(5,672)	(2,836)
Net cash provided by (used in) operating activities	8,164	(6,384)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,982)	(8,689)
Proceeds from sale of property and equipment	235	167
Purchases of certificates of deposit	(674)	—
Proceeds from maturities of certificates of deposit	—	4,137
Acquisition of businesses, net of cash acquired	(3,477)	(9,046)
Payments for intangible and other assets	(8,002)	(8,376)
Net cash used in investing activities	(18,900)	(21,807)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	175,000	101,000
Proceeds from long-term debt	100,502	516
Payments on long-term debt	(245,777)	(4,172)
Proceeds from exercise of stock options and employee stock purchase plan	2,408	3,215
Payments of contingent consideration	(2,466)	(464)
Repurchases of common stock	(21,784)	—
Taxes paid related to net share settlement of equity awards	(11,614)	(23,040)
Net cash (used in) provided by financing activities	(3,731)	77,055
Effect of exchange rate changes on cash	(4,135)	1,644
Net change in cash and cash equivalents	(18,602)	50,508
Cash and cash equivalents—beginning of period	64,202	76,750
Cash and cash equivalents—end of period	$45,600	$127,258
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$8,978	$11,567
Income taxes	$11,935	$21,761

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the operating results to be expected for the full 2024 fiscal year or any future periods.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Net income available to common stockholders	$16,354	$36,553	$27,589	$49,432
Weighted average shares outstanding—basic	16,841	16,995	16,882	16,910
Dilutive effect of equity awards	262	307	258	328
Weighted average shares outstanding—diluted	17,103	17,302	17,140	17,238
Basic earnings per share	$0.97	$2.15	$1.63	$2.92
Diluted earnings per share	$0.96	$2.11	$1.61	$2.87
Shares excluded from diluted earnings per share due to their anti-dilutive effect	101	10	79	5

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $127.3 million at December 31, 2023. Of this amount, approximately 92% was held by our foreign subsidiaries and subject to repatriation tax considerations.  These foreign funds were held primarily by our subsidiaries in Mexico, the United Kingdom, India, Malaysia, and Singapore, and to a lesser extent in Puerto Rico, Canada, Egypt, Indonesia, and Australia, among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and the interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2023 and December 31, 2023.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The “Level 1” category includes assets and liabilities measured at quoted prices in active markets for identical assets and liabilities. The “Level 2” category includes assets and liabilities measured from observable inputs other than quoted market prices. The “Level 3” category includes assets and liabilities for which valuation inputs are unobservable and significant to the fair value measurement. Our contingent payment obligations related to acquisitions, which are further discussed in Note 10 to the condensed consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2023				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$47,181	$—	$47,181	$—	$51,020	$—	$51,020
Assets – Interest rate swap contract	$—	$5,369	$—	$5,369	$—	$2,422	$—	$2,422
Liabilities—Contingent consideration	$—	$—	$21,181	$21,181	$—	$—	$19,656	$19,656

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in our consolidated statements of operations. The amounts reported in the consolidated statements of operations for the three and six months ended December 31, 2022 and 2023 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2023 and December 31, 2023, we held foreign currency forward contracts with notional amounts totaling $21.6 million and $84.5 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2023 and December 31, 2023 were not significant.

The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”) based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in our consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment over the hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective.

As of June 30, 2023 and December 31, 2023, the notional amount of the derivative instruments designated as an interest rate swap hedge was $175 million. The fair value of the interest rate swap contract as of as of June 30, 2023 and December 31, 2023 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(5,180)	$(6,534)	$(8,612)	$(12,282)
Gain (loss) recognized in other comprehensive income (loss), net of tax	$(1,012)	$(3,390)	$2,528	$(2,243)
Gain reclassified from accumulated other comprehensive income (loss) to interest expense, net	$164	$912	$43	$1,784

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the second quarter of fiscal year 2024.

2. Business Combinations

Under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the acquisition method of accounting requires us to record assets acquired less liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions which are believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, as additional information that existed at the acquisition date becomes available for preliminary estimates, we may record adjustments to the preliminary assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are included in earnings.

Fiscal Year 2024 Business Acquisition

In December 2023, we (through our Optoelectronics and Manufacturing division) acquired a privately held contract manufacturer for approximately $6.3 million.  The acquisition was financed with cash on hand. The goodwill recognized for this business acquisition is deductible for income tax purposes.

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

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	December 31,
Accounts receivable, net	2023	2023
Accounts receivable	$395,218	$386,581
Less allowance for doubtful accounts	(14,373)	(16,413)
Total	$380,845	$370,168

	June 30,	December 31,
Inventories	2023	2023
Raw materials	$233,217	$265,653
Work-in-process	56,329	89,585
Finished goods	48,462	90,580
Total	$338,008	$445,818

	June 30,	December 31,
Property and equipment, net	2023	2023
Land	$15,691	$15,538
Buildings, civil works and improvements	49,166	48,724
Leasehold improvements	13,553	13,772
Equipment and tooling	135,703	141,872
Furniture and fixtures	3,632	3,272
Computer equipment	24,119	21,769
Computer software	26,981	28,952
Computer software implementation in process	9,705	7,409
Construction in process	4,108	5,060
Total	282,658	286,368
Less accumulated depreciation and amortization	(173,725)	(176,180)
Property and equipment, net	$108,933	$110,188

Depreciation and amortization expense for property and equipment was $4.8 million and $4.6 million for the three months ended December 31, 2022 and 2023, respectively, and $9.7 million and $9.5 million for the six months ended December 31, 2022 and 2023, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the six-month period ended December 31, 2023 were as follows (in thousands)

		Optoelectronics
		And
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2023	$230,662	$70,388	$48,455	$349,505
Goodwill acquired	2,072	828	—	2,900
Foreign currency translation adjustment	220	252	34	506
Balance as of December 31, 2023	$232,954	$71,468	$48,489	$352,911

Intangible assets consisted of the following (in thousands):

	June 30, 2023			December 31, 2023
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$77,844	$(20,285)	$57,559	$83,570	$(19,719)	$63,851
Patents	8,636	(3,404)	5,232	8,886	(3,628)	5,258
Developed technology	68,274	(38,353)	29,921	71,332	(42,207)	29,125
Customer relationships	55,780	(39,101)	16,679	56,183	(42,601)	13,582
Total amortizable assets	210,534	(101,143)	109,391	219,971	(108,155)	111,816
Non-amortizable assets:
In-process R&D	533	—	533	—	—	—
Trademarks	30,933	—	30,933	31,472	—	31,472
Total intangible assets	$242,000	$(101,143)	$140,857	$251,443	$(108,155)	$143,288

Amortization expense related to intangible assets was $4.8 million and $5.7 million for the three months ended December 31, 2022 and 2023, respectively. For the six months ended December 31, 2022 and 2023, amortization expense related to intangible assets was $9.4 million and $10.4 million, respectively.

At December 31, 2023, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2024 (remaining 6 months)	$9,877
2025	16,378
2026	12,751
2027	8,832
2028	5,829
Thereafter	58,149
Total	$111,816

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product compared to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For each of the three months ended December 31, 2022 and 2023, we capitalized software development costs in the amounts of $4.0 million. For the six months ended December 31, 2022 and 2023, we capitalized software development costs in the amounts of $7.9 million and $8.0 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2023 and December 31, 2023, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	December 31,
	2023	2023	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$86,818	$155,543	$68,725	79%

Contract Liabilities (in thousands)

	June 30,	December 31,
	2023	2023	Change	% Change
Advances from customers	$21,250	$40,263	$19,013	89%
Deferred revenue—current	43,861	37,661	(6,200)	(14)%
Deferred revenue—long-term	22,200	20,109	(2,091)	(9)%

Contract assets increased during the three months ended December 31, 2023 primarily from the timing and nature of milestones met in contracts for a number of customers in our Security division where we met the revenue recognition criteria under ASC 606 in advance of the time when contracts give us the right to invoice customers. The net increase in contract liabilities was primarily due to activity in our Security division for deposits received on contracts, partially offset by recognition of revenue on service contracts included in deferred revenue.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of December 31, 2023, the portion of the transaction price allocated to remaining performance obligations was approximately $928.2 million. We expect to recognize revenue on approximately 66% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the six months ended December 31, 2023, we recognized revenue of $44.3 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Operating lease cost	$2,850	$2,806	$5,675	$5,611
Variable lease cost	320	269	727	534
Short-term lease cost	201	341	424	666
	$3,371	$3,416	$6,826	$6,811

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2023	December 31, 2023
Operating lease ROU assets, net	Other assets	$32,618	$31,429

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,787	$9,620
Operating lease liabilities, long-term	Other long-term liabilities	23,733	22,542
Total operating lease liabilities		$33,520	$32,162

Weighted average remaining lease term			4.0 years
Weighted average discount rate			4.1%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended December 31,
	2022	2023
Cash paid for operating lease liabilities	$5,838	$6,222
ROU assets obtained in exchange for new lease obligations	1,596	3,453

Maturities of operating lease liabilities at December 31, 2023 were as follows (in thousands):

December 31, 2023
Less than one year	$10,639
1 – 2 years	8,500
2 – 3 years	7,579
3 – 4 years	4,651
4 – 5 years	1,002
Thereafter	2,670
35,041
Less: imputed interest	(2,879)
Total lease liabilities	$32,162

7. Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended December 31, 2023, we recognized $1.0 million in restructuring and other charges, which included $0.2 million in acquisition related costs, $0.3 million in legal charges, $0.3 million for facility closure costs for operational efficiency activities, and $0.2 million for employee terminations. During the six months ended December 31, 2023, we recognized $1.5 million in restructuring and other charges, which included $0.4 million in acquisition related costs, $0.4 million in legal charges, $0.3 million for facility closure costs for operational efficiency activities, and $0.3 million for employee terminations.

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

The following tables summarize restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended December 31, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$78	$78
Employee termination costs	35	210	—	—	245
Legal costs, net	42	1,942	—	(50)	1,934
Total	$77	$2,152	$—	$28	$2,257

	Three Months Ended December 31, 2023
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$137	$—	$42	$10	$189
Facility closures/consolidation	—	—	293	—	293
Legal costs, net	1	—	—	327	328
Acquisition-related costs	26	—	190	—	216
Total	$164	$—	$525	$337	$1,026

	Six Months Ended December 31, 2022
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$23	$—	$—	$78	$101
Employee termination costs	275	210	15	—	500
Legal costs, net	567	2,236	—	72	2,875
Total	$865	$2,446	$15	$150	$3,476

	Six Months Ended December 31, 2023
			Optoelectronics and
		Healthcare	Manufacturing
	Security Division	Division	Division	Corporate	Total
Employee termination costs	$150	$—	$42	$120	$312
Facility closures/consolidation	—	—	344	—	344
Legal costs, net	51	—	—	360	411
Acquisition-related costs	235	—	190	—	425
Total	$436	$—	$576	$480	$1,492

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the six-month period ended December 31, 2023 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2023	$7	$107	$1,609	$656	$2,379
Restructuring and other charges, net	425	312	344	411	1,492
Payments, adjustments and reimbursements, net	(284)	(263)	(1,764)	(619)	(2,930)
Balance as of December 31, 2023	$148	$156	$189	$448	$941

8. Borrowings

Revolving Credit Facility

Our senior secured credit facility comprises a term loan and a $600 million revolving credit facility which matures in December 2026. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the facility bear interest at SOFR plus a margin of 1.0% as of December 31, 2023 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.10% as of December 31, 2023 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of December 31, 2023, there were $316.0 million of borrowings outstanding under the revolving credit facility, $54.0 million outstanding under the letters of credit sub-facility, and $139.4 million outstanding under the term loan. As of December 31, 2023, the amount available to borrow under the revolving credit facility was $230.0 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of December 31, 2023, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details. Interest expense related to the credit facility and term loan was $5.0 million and $7.0 million for the three months ended December 31, 2022 and 2023, respectively, and $7.1 million and $13.3 million for the six months ended December 31, 2022 and 2023, respectively.

1.25% Convertible Senior Notes (“Notes”) Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. On September 1, 2022, we repurchased and cancelled the then - remaining $242.3 million balance of the Notes. Total interest expense recognized for the three and six months ended December 31, 2022 related to the Notes was nil and $0.7 million, respectively, which consisted of $0.5 million of contractual interest expense and $0.2 million of amortization of debt issuance costs.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of December 31, 2023, $57.5 million was outstanding under these letter-of-credit facilities. As of December 31, 2023, the total amount available under these credit facilities was $19.0 million.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2023	2023
Term loan	$143,125	$139,375
Other long-term debt	1,442	1,537
	144,567	140,912
Less current portion of long-term debt	(8,076)	(8,120)
Long-term portion of debt	$136,491	$132,792

9. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2023, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Cost of goods sold	$241	$255	$457	$487
Selling, general and administrative	6,870	6,945	13,710	13,676
Research and development	128	128	249	254
Stock-based compensation expense	$7,239	$7,328	$14,416	$14,417

As of December 31, 2023, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $1.2 million for stock options and $23.8 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.4 years with respect to the stock options and 2.3 years with respect to the RSUs.

The following summarizes stock option activity during the six months ended December 31, 2023:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2023	83,677	$87.09
Granted	22,438	119.45
Exercised	(14,489)	81.93
Expired or forfeited	(4,375)	$86.09
Outstanding at December 31, 2023	87,251	$96.32	7.7 years	$2,856
Exercisable at December 31, 2023	42,856		6.1 years	$1,797

The following summarizes RSU award activity during the six months ended December 31, 2023:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2023	455,515	$85.15
Granted	331,278	95.23
Vested	(384,614)	79.51
Forfeited	(5,226)	84.66
Nonvested at December 31, 2023	396,953	$99.03

In December 2023, our shareholders approved an amendment to the OSI Plan, which increased the shares available under the OSI Plan by 2.4 million shares. As of December 31, 2023, there were approximately 2.5 million shares available for grant under the OSI Plan.

Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 110,811 and 75,988 performance-based RSUs during the six months ended December 31, 2022 and 2023, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the six months ended December 31, 2023, we did not repurchase shares of our common stock. As of December 31, 2023, there were 1,721,870 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $48.7 million as of December 31, 2023.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2023 to December 31, 2023 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2023	$21,181
Addition of contingent earnout obligations	1,766
Foreign currency translation adjustment	62
Changes in fair value for contingent earnout obligations	(2,889)
Payments on contingent earnout obligations	(464)
Ending fair value, December 31, 2023	$19,656

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2023.

On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra’s employment agreement that, among other things, provides for a $13.5 million bonus payment to Mr. Chopra on or within  45 days of January 1, 2024 contingent upon Mr. Chopra’s continued employment with us through that date, subject to accelerated payout terms in the event of Mr. Chopra’s death or disability. The accrued bonus of $13.5 million is included in accrued payroll and related expenses and is payable during the three-month period ending March 31, 2024.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2022	2023
Balance at beginning of period	$13,347	$11,149
Additions	1,705	1,417
Reductions for warranty repair costs and adjustments	(4,318)	(2,070)
Balance at end of period	$10,734	$10,496

Legal Proceedings

In February 2023, one of our subsidiaries received a subpoena from the U.S. Department of Justice (“DoJ”). The subpoena was issued as part of a DoJ case against a former employee of an OSI Systems subsidiary for embezzlement and other conduct occurring before he was hired by our subsidiary and while he was employed by another company in the United States and Mexico. The subpoena requests documents and records relating to, among other things, the former employee and the Company’s business dealings in Mexico since 2020. We have produced documents in response to this subpoena and intend to cooperate with any further subpoenas or other requests in connection with this or any ensuing investigation.

We are involved in various other potential or actual claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to any non-

ordinary course matters because we believe that, although unfavorable outcomes in the proceedings are possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our company, the impact on our business, financial condition, results of operations and cash flows could be material.

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

The effective tax rates for the three months ended December 31, 2022 and 2023 were 19.5% and 20.2%, respectively. During the three months ended December 31, 2022, we recognized a net discrete tax benefit of $0.4 million related to equity-based compensation under ASU 2016-09 and a benefit of $0.4 million for changes in prior year tax estimates. During the three months ended December 31, 2023, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year tax estimates.

The effective tax rates for the six months ended December 31, 2022 and 2023 were 21.6% and 21.0%, respectively. During the six months ended December 31, 2022, we recognized net discrete tax benefit of $0.5 million related to equity-based compensation under ASU 2016-09 and a benefit of $0.4 million from changes in prior year tax estimates. During the six months ended December 31, 2023, we recognized a net discrete tax benefit of $0.6 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year tax estimates.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2023	2022	2023
Revenues (1) —by Segment:
Security division	$167,444	$249,975	$312,436	$414,604
Optoelectronics and Manufacturing division, including intersegment revenues	98,709	98,097	192,625	194,225
Healthcare division	43,520	41,850	87,083	79,637
Intersegment revenues elimination	(14,076)	(16,687)	(28,476)	(36,021)
Total	$295,597	$373,235	$563,668	$652,445

Income (loss) from operations —by Segment:
Security division	$21,593	$51,856	$36,518	$72,465
Optoelectronics and Manufacturing division	12,212	11,621	23,470	23,058
Healthcare division	1,404	429	3,032	593
Corporate	(9,276)	(11,183)	(19,424)	(21,099)
Intersegment eliminations	(442)	(402)	195	(137)
Total	$25,491	$52,321	$43,791	$74,880

	June 30,	December 31,
	2023	2023
Assets (2) —by Segment:
Security division	$948,126	$1,118,783
Optoelectronics and Manufacturing division	310,930	243,887
Healthcare division	245,856	302,479
Corporate	94,678	108,321
Eliminations (3)	(43,904)	(46,993)
Total	$1,555,686	$1,726,477
(1)For the three and six month periods ended December 31, 2022, no customer accounted for greater than 10% of total net revenues. For the three and six month periods ended December 31, 2023, one customer in the Security division accounted for 18% and 14%, respectively, of total net revenues.
(2)As of June 30, 2023, no customer accounted for greater than 10% of accounts receivable. As of December 31, 2023, one customer in the Security division accounted for 12% of accounts receivable.
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

This management’s discussion and analysis of financial condition as of December 31, 2023 and results of operations for the three and six months ended December 31, 2023 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 55% and 64% of our total consolidated revenues for the six months ended December 31, 2022 and 2023, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 29% and 24% of our total consolidated revenues for the six months ended December 31, 2022 and 2023, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 16% and 12% of our total consolidated revenues for the six months ended December 31, 2022 and 2023, respectively.

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

U.S. Budget Environment. U.S. government spending levels and timely funding thereof can affect our financial performance. The House and Senate continue the legislative process on the FY 2024 budget. The President signed a continuing resolution to fund the U.S government at FY 2023 levels through the earlier of March 8, 2024 or until FY 2024 appropriations bills are enacted. During periods covered by continuing resolutions, we may experience delays in new awards of our products and services, and those delays may adversely affect our results of operations. If Congress fails to enact FY 2024 appropriations bills or extend the continuing resolution on a timely basis, the U.S. government will undergo a complete or partial shutdown. The impact of any government shutdown is uncertain. If a government shutdown were to occur and were to continue for an extended period, we could be at risk of program cancellations, schedule delays, and other disruptions and nonpayment regarding products and services, which could adversely affect our results of operations.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 2.6% for the six months ended December 31, 2023 compared to the six months ended December 31, 2022, primarily due to the weakening of the U.S. dollar against other foreign currencies in 2023. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the year, and any further weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the year.

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

Results of Operations for the Three Months Ended December 31, 2022 (Q2 Fiscal 2023) Compared to the Three Months Ended December 31, 2023 (Q2 Fiscal 2024) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q2	% of	Q2	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Security	$167.4	56.7%	$250.0	67.0%	$82.6	49.3%
Optoelectronics and Manufacturing	84.7	28.6	81.4	21.8	(3.3)	(3.8)
Healthcare	43.5	14.7	41.8	11.2	(1.7)	(3.9)
Total net revenues	$295.6	100.0%	$373.2	100.0%	$77.6	26.3%

Revenues for the Security division during Q2 fiscal 2024 increased year-over-year due to increases in product and service revenues of approximately $79.8 million and $2.7 million, respectively. The increase in product revenue was primarily driven by growth in cargo and vehicle inspection systems sales. The increase in service revenue was due primarily to the increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during Q2 fiscal 2024 decreased year-over year as a result of a decrease in revenue in our optoelectronics business and contract manufacturing business of approximately $2.6 million and $0.7 million, respectively.

Revenues for the Healthcare division during Q2 fiscal 2024 decreased year-over-year due primarily to a reduction in patient monitoring sales of $4.8 million, partially offset by an increase in service revenue of $1.5 million, cardiology sales of $1.1 million, and supplies and accessories revenue of $0.5 million.

Gross Profit

	Q2	% of	Q2	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Gross profit	$96.2	32.5%	$141.3	37.9%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the increase in net revenues described above which was driven by our Security division. Gross profit as a percentage of net revenues during the quarter ended December 31, 2023 increased on a year-over-year basis due to an increase in the Security division gross margins due to a more favorable sales mix and economies of scale associated with the increase in net revenues, partially offset by a reduction in the sales in the Healthcare division, which carries the highest gross margin of our three divisions.

Operating Expenses

	Q2	% of	Q2	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Selling, general and administrative	$54.0	18.3%	$71.6	19.2%	$17.6	32.6%
Research and development	14.5	4.9	16.3	4.4	1.8	12.4
Restructuring and other charges, net	2.2	0.8	1.0	0.3	(1.2)	(54.5)
Total operating expenses	$70.7	24.0%	$88.9	23.9%	$18.2	25.7%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, changes in fair value of contingent earnout liabilities and depreciation and amortization expense. SG&A expense for Q2 fiscal 2024 increased on a year-over-year basis primarily due to increases in employee compensation, professional services and provision for losses on accounts receivable partially offset by favorable foreign currency exchange rates in Q2 fiscal 2024 compared to the same prior-year period.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expense during Q2 fiscal 2024 was $1.8 million higher than the same prior-year period with investments to support new product development initiatives primarily in our Security and Healthcare divisions driven primarily by compensation costs.

Restructuring and other charges. Restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During Q2 fiscal 2024, restructuring and other charges consisted of $0.2 million in acquisition related costs, $0.3 million in legal charges, $0.3 million for facility closure costs for operational efficiency activities, and $0.2 million for employee terminations.  During Q2 fiscal 2023, restructuring and other charges primarily consisted of $1.9 million for legal charges and $0.2 million in charges for employee terminations.

Interest and Other Expense, Net

	Q2	% of	Q2	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Interest and other expense, net	$5.2	1.8%	$6.5	1.7%

Interest and other expense, net. For Q2 fiscal 2024, interest and other expense, net was $6.5 million as compared to $5.2 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during Q2 fiscal 2024 in comparison with the same period in the prior year.  Interest expense for Q2 fiscal 2024 and 2023 included a benefit of $0.9 million and $0.2 million, respectively, from the interest rate swap.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q2 fiscal 2024 and 2023, we recognized a provision for income taxes of $9.2 million and $4.0 million, respectively. The effective tax rates for Q2 fiscal 2024 and 2023 were 20.2% and 19.5%, respectively. During Q2 fiscal 2024, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year estimates. During Q2 fiscal 2023, we recognized a net discrete tax benefit of $0.4 million related to equity-based compensation under ASU 2016-09 and a benefit of $0.4 million from changes in prior year estimates.

Results of Operations for the Six Months Ended December 31, 2022 (YTD Q2 Fiscal 2023) Compared to the Six Months Ended December 31, 2023 (YTD Q2 Fiscal 2024) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Security	$312.4	55.4%	$414.6	63.6%	$102.2	32.7%
Optoelectronics and Manufacturing	164.1	29.1	158.2	24.2	(5.9)	(3.6)
Healthcare	87.2	15.5	79.6	12.2	(7.6)	(8.7)
Total net revenues	$563.7	100.0%	$652.4	100.0%	$88.7	15.7%

Revenues for the Security division during YTD Q2 fiscal 2024 increased year-over-year due to an increase in product and service revenues of approximately $92.1 million and $10.1 million, respectively. The increase in product revenue was primarily driven by growth in cargo and vehicle inspection systems sales. The increase in service revenue was due primarily to the increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during YTD Q2 fiscal 2024 decreased year-over year as a result of a decrease in revenue in our optoelectronics business of approximately $7.0 million, partially offset by an increase in revenue of approximately $1.1 million in our contract manufacturing business.

Revenues for the Healthcare division during YTD Q2 fiscal 2024 decreased year-over-year due to a reduction in patient monitoring sales of $11.9 million, partially offset by an increase in service revenue of $2.6 million. cardiology sales of $1.5 million and supplies and accessories revenue of $0.3 million.

Gross Profit

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Gross profit	$183.7	32.6%	$240.0	36.8%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the increase in net revenues described above which was driven by our Security division. Gross profit as a percentage of net revenues YTD Q2 fiscal 2024 increased on a year-over-year basis due to an increase in the Security division gross margins due to a more favorable sales mix and economies of scale associated with the increase in net revenues, partially offset by a reduction in the sales in the Healthcare division, which carries the highest gross margin of our three divisions.

Operating Expenses

	YTD	% of	YTD	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Selling, general and administrative	$107.4	19.1%	$131.4	20.1%	24.0	22.3%
Research and development	29.0	5.1	32.3	5.0	3.3	11.4
Restructuring and other charges, net	3.5	0.6	1.5	0.2	(2.0)	(57.1)
Total operating expenses	$139.9	24.8%	$165.2	25.3%	25.3	18.1%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, changes in fair value of contingent earnout liabilities and depreciation and amortization expense. SG&A expense YTD fiscal 2024 was $24.0 million higher than in the same prior-year period, primarily due to increases employee compensation, professional services, provision for losses on accounts receivable, changes in fair value of certain contingent earnout liabilities, and unfavorable impact of foreign currency exchange rates in YTD fiscal 2024 compared to the same prior-year period.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expense YTD Q2 fiscal 2024 was $3.3 million higher than the same prior-year period driven primarily by compensation costs related to investments to support new product development initiatives mainly in our Security and Healthcare divisions.

Restructuring and other charges. Restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. For YTD Q2 fiscal 2024, restructuring and other charges consisted of $0.4 million in acquisition related costs, $0.4 million in legal charges, $0.3 million for facility closure costs for operational efficiency activities, and $0.3 million for employee terminations. For YTD Q2 fiscal 2023, restructuring and other charges primarily consisted of $2.9 million for legal charges and $0.5 million in charges for employee terminations.

Interest and Other Expense, Net

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Interest and other expense, net	$8.6	1.5%	$12.3	1.9%

Interest and other expense, net. For YTD Q2 fiscal 2024, interest and other expense, net was $12.3 million as compared to $8.6 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during YTD Q2 fiscal 2024 in comparison with the same period in the prior year.  The 1.25% convertible notes were retired on September 1, 2022 using borrowings from our credit facility. Interest expense for YTD Q2 fiscal 2024 and 2023 included a benefit of $1.8 million and nil, respectively, from the interest rate swap.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For YTD Q2 fiscal 2024 and 2023, we recognized a provision for income taxes of $13.2 million and $7.6 million, respectively. The effective tax rates for YTD Q2 fiscal 2024 and 2023 were 21.0% and 21.6%, respectively. For YTD Q2 fiscal 2024, we recognized a discrete tax benefit of $0.6 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year estimates. For YTD Q2 fiscal 2023, we recognized a discrete tax benefit of $0.5 million related to equity-based compensation under ASU 2016-09 and a benefit of $0.4 million from changes in prior year tax estimates.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $127.3 million at December 31, 2023, an increase of $50.5 million, or 65.8%, from $76.8 million at June 30, 2023. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and thereafter for the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

Our senior secured credit facility comprises a term loan and a $600 million revolving credit facility which includes a $300 million sub-facility for letters of credit. As of December 31, 2023, there was $316.0 million outstanding under our revolving credit facility, $54.0 million of outstanding letters of credit and $139.4 million outstanding under the term loan.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. For YTD Q2 fiscal 2024, cash used in operations was $6.4 million compared to cash provided by operations of $8.2 million in the prior period. The net change in cash flows from operating activities was due primarily to a net increase in inventories associated with our recent international contracts in the Security division, partially offset by other changes in net working capital and the increase in net income in YTD Q2 fiscal 2024 compared with the same period last year.

Cash Used in Investing Activities. Net cash used in investing activities was $21.8 million for YTD Q2 fiscal 2024 as compared to $18.9 million in the same prior-year period. Cash used to acquire businesses was $9.0 million for YTD Q2 fiscal 2024 compared to $3.5 million in the prior year. Capital expenditures for YTD Q2 fiscal 2024 were $8.7 million compared to $7.0 million in the same prior-year period. Expenditures for intangible and other assets for YTD Q2 fiscal 2024 were $8.4 million compared to $8.0 million in the same prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $77.1 million for YTD Q2 fiscal 2024, compared to net cash used in financing activities of $3.7 million during the same prior-year period. The net change from the prior-year period was primarily due to (1) higher net borrowings for YTD Q2 fiscal 2024 to fund purchases of inventory as discussed above and (2) no repurchases of common stock during YTD Q2 fiscal 2024 compared to $21.8 million in the same prior-year period, which were partially offset by higher taxes paid related to settlement of equity awards of $23.0 million during YTD Q2 fiscal 2024 compared to $11.6 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $127.3 million at December 31, 2023. Of this amount, approximately 92% was held by our foreign subsidiaries and subject to repatriation tax considerations.  These foreign funds were held primarily by our subsidiaries in Mexico, the United Kingdom, India, Malaysia, and Singapore, and to a lesser extent in Puerto Rico, Canada, Egypt, Indonesia, and Australia, among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares of Common Stock during the first and second quarters of fiscal year 2024.

Contractual Obligations

During the six months ended December 31, 2023, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted during the second quarter of fiscal year 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in our exposure to market risk during the six months ended December 31, 2023 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended December 31, 2023 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 29, 2023, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5 - 1 Trading Plans

Our directors and officers (as defined in Rule 16a - 1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5 - 1 (c) or may represent a non - Rule 10b5 - 1 trading arrangement under the Exchange Act. During the second quarter of fiscal 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5 - 1 trading arrangement” or “non - Rule 10b5 - 1 trading arrangement” as those terms are defined in Regulation S - K, Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 *†	Second Amended and Restated OSI Systems, Inc. Deferred Compensation Plan

10.2†	Amendment to Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Filed herewith

†    Denotes a management contract or compensatory plan or arrangement

(1)Previously filed with our Proxy Statement on Schedule 14A filed on October 27, 2023.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 26th day of January 2024.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)