Form 10-Q
period 2024-03-31
OSI SYSTEMS INC
filed 2024-04-30
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 23, 2024, there were 17,048,704 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	March 31,
	2023	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,750	$101,443
Accounts receivable, net	380,845	503,828
Inventories	338,008	442,797
Prepaid expenses and other current assets	44,300	71,182
Total current assets	839,903	1,119,250
Property and equipment, net	108,933	110,399
Goodwill	349,505	352,119
Intangible assets, net	140,857	142,056
Other assets	116,488	107,251
Total assets	$1,555,686	$1,831,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$215,000	$349,000
Current portion of long-term debt	8,076	8,212
Accounts payable	139,011	172,115
Accrued payroll and related expenses	51,243	43,554
Advances from customers	21,250	65,888
Other accrued expenses and current liabilities	137,114	122,913
Total current liabilities	571,694	761,682
Long-term debt	136,491	131,214
Deferred income taxes	6,571	7,293
Other long-term liabilities	114,765	117,473
Total liabilities	829,521	1,017,662
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,755,772 shares at June 30, 2023 and 17,048,704 shares at March 31, 2024	9,835	16,667
Retained earnings	735,957	816,551
Accumulated other comprehensive loss	(19,627)	(19,805)
Total stockholders’ equity	726,165	813,413
Total liabilities and stockholders’ equity	$1,555,686	$1,831,075

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Net revenues:
Products	$223,724	$327,360	$637,563	$817,248
Services	79,165	78,046	228,994	240,603
Total net revenues	302,889	405,406	866,557	1,057,851
Cost of goods sold:
Products	156,534	223,570	458,197	547,938
Services	42,569	45,741	120,870	133,772
Total cost of goods sold	199,103	269,311	579,067	681,710
Gross profit	103,786	136,095	287,490	376,141
Operating expenses:
Selling, general and administrative	53,707	66,584	161,148	197,986
Research and development	14,852	17,144	43,848	49,416
Restructuring and other charges, net	890	1,004	4,366	2,496
Total operating expenses	69,449	84,732	209,362	249,898
Income from operations	34,337	51,363	78,128	126,243
Interest and other expense, net	(5,727)	(7,407)	(14,339)	(19,689)
Income before income taxes	28,610	43,956	63,789	106,554
Provision for income taxes	(6,802)	(9,913)	(14,392)	(23,079)
Net income	$21,808	$34,043	$49,397	$83,475
Earnings per share:
Basic	$1.30	$2.00	$2.93	$4.92
Diluted	$1.27	$1.95	$2.88	$4.82
Shares used in per share calculation:
Basic	16,809	17,042	16,858	16,954
Diluted	17,184	17,425	17,151	17,301

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Net income	$21,808	$34,043	$49,397	$83,475
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,569	(2,300)	(3,309)	(77)
Net unrealized gain (loss) on investments and derivatives, net of tax	(1,430)	1,731	1,098	(512)
Other, net of tax	332	137	997	411
Other comprehensive income (loss)	471	(432)	(1,214)	(178)
Comprehensive income	$22,279	$33,611	$48,183	$83,297

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2022	16,819,609	$2,530	$672,371	$(27,147)	$647,754
Exercise of stock options	11,848	891	—	—	891
Vesting of RSUs	5,510	—	—	—	—
Shares issued under employee stock purchase program	30,652	2,072	—	—	2,072
Stock-based compensation expense	—	7,112	—	—	7,112
Repurchase of common stock	(138,469)	(12,362)	(603)	—	(12,965)
Taxes paid related to net share settlement of equity awards	(2,029)	(226)	—	—	(226)
Net income	—	—	21,808	—	21,808
Other comprehensive income	—	—	—	471	471
Balance—March 31, 2023	16,727,121	$17	$693,576	$(26,676)	$666,917

	Three Months Ended March 31, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2023	17,011,639	$7,308	$782,508	$(19,373)	$770,443
Exercise of stock options	2,278	203	—	—	203
Vesting of RSUs	4,428	—	—	—	—
Shares issued under employee stock purchase program	31,968	2,296	—	—	2,296
Stock-based compensation expense	—	7,069	—	—	7,069
Taxes paid related to net share settlement of equity awards	(1,609)	(209)	—	—	(209)
Net income	—	—	34,043	—	34,043
Other comprehensive loss	—	—	—	(432)	(432)
Balance—March 31, 2024	17,048,704	$16,667	$816,551	$(19,805)	$813,413

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Nine Months Ended March 31, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2022	16,870,050	$17	$663,869	$(25,462)	$638,424
Exercise of stock options	19,614	1,330	—	—	1,330
Vesting of RSUs	312,038	—	—	—	—
Shares issued under employee stock purchase program	59,255	4,041	—	—	4,041
Stock-based compensation expense	—	21,528	—	—	21,528
Repurchase of common stock	(400,230)	(17,067)	(17,682)	—	(34,749)
Taxes paid related to net share settlement of equity awards	(133,606)	(9,832)	(2,008)	—	(11,840)
Net income	—	—	49,397	—	49,397
Other comprehensive loss	—	—	—	(1,214)	(1,214)
Balance—March 31, 2023	16,727,121	$17	$693,576	$(26,676)	$666,917

	Nine Months Ended March 31, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	16,767	1,387	—	—	1,387
Vesting of RSUs	389,042	—	—	—	—
Shares issued under employee stock purchase program	61,781	4,327	—	—	4,327
Stock-based compensation expense	—	21,486	—	—	21,486
Taxes paid related to net share settlement of equity awards	(174,658)	(20,368)	(2,881)	—	(23,249)
Net income	—	—	83,475	—	83,475
Other comprehensive loss	—	—	—	(178)	(178)
Balance—March 31, 2024	17,048,704	$16,667	$816,551	$(19,805)	$813,413

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2023	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,397	$83,475
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	28,819	30,485
Stock-based compensation expense	21,528	21,486
Provision for (recovery of) losses on accounts receivable	(4,890)	2,059
Deferred income taxes	942	(524)
Amortization of debt discount and issuance costs	196	—
Other	(46)	10
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	13,248	(118,989)
Inventories	(37,860)	(101,446)
Prepaid expenses and other assets	(4,924)	(41,503)
Accounts payable	2,134	32,933
Accrued payroll and related expenses	2,151	(8,155)
Advances from customers	13,963	43,805
Deferred revenue	11,101	3,105
Other	(23,081)	(5,199)
Net cash provided by (used in) operating activities	72,678	(58,458)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(12,691)	(13,604)
Proceeds from sale of property and equipment	309	293
Purchases of certificates of deposit	(4,940)	—
Proceeds from maturities of certificates of deposit	3,827	10,329
Acquisition of businesses, net of cash acquired	(4,616)	(9,046)
Payments for intangible and other assets	(12,275)	(12,906)
Net cash used in investing activities	(30,386)	(24,934)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	155,000	134,000
Proceeds from long-term debt	100,654	1,110
Payments on long-term debt	(247,818)	(6,248)
Proceeds from exercise of stock options and employee stock purchase plan	5,371	5,714
Payments of contingent consideration	(3,668)	(602)
Repurchases of common stock	(34,749)	—
Taxes paid related to net share settlement of equity awards	(11,840)	(23,249)
Net cash (used in) provided by financing activities	(37,050)	110,725
Effect of exchange rate changes on cash	(3,822)	(2,640)
Net change in cash and cash equivalents	1,420	24,693
Cash and cash equivalents—beginning of period	64,202	76,750
Cash and cash equivalents—end of period	$65,622	$101,443
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$14,648	$18,868
Income taxes	$15,769	$33,703

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for audited annual financial statements. In management’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full 2024 fiscal year or any future periods.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Net income available to common stockholders	$21,808	$34,043	$49,397	$83,475
Weighted average shares outstanding—basic	16,809	17,042	16,858	16,954
Dilutive effect of equity awards	375	383	293	347
Weighted average shares outstanding—diluted	17,184	17,425	17,151	17,301
Basic earnings per share	$1.30	$2.00	$2.93	$4.92
Diluted earnings per share	$1.27	$1.95	$2.88	$4.82
Shares excluded from diluted earnings per share due to their anti-dilutive effect	60	22	75	11

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $101.4 million at March 31, 2024. Of this amount, approximately 78% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom, Malaysia, Singapore, Australia, and Canada and to a lesser extent in Mexico, Albania, Indonesia and Germany, among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions which we believe to be of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2023 and March 31, 2024.

Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The “Level 1” category comprises assets and liabilities measured at quoted prices in active markets for identical assets and liabilities. The “Level 2” category comprises assets and liabilities measured from observable inputs other than quoted market prices. The “Level 3” category comprises assets and liabilities for which valuation inputs are unobservable and significant to the fair value measurement. Our contingent payment obligations related to acquisitions, which are further discussed in Note 10 to the condensed consolidated financial statements, are in the “Level 3” category for valuation purposes.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2023				March 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$47,181	$—	$47,181	$—	$48,982	$—	$48,982
Assets – Interest rate swap contract	$—	$5,369	$—	$5,369	$—	$4,660	$—	$4,660
Liabilities—Contingent consideration	$—	$—	$21,181	$21,181	$—	$—	$18,888	$18,888

Derivative Instruments and Hedging Activity

Our use of derivatives consists of foreign currency forward contracts and an interest rate swap agreement. Our foreign currency forward contracts are utilized to partially mitigate certain balance sheet exposures or used as a net investment hedge to protect against potential changes resulting from short-term foreign currency fluctuations. These contracts have original maturities of up to three months. We also manage our risk to changes in interest rates using derivative instruments. We use fixed interest rate swaps to effectively convert a portion of the variable interest rate payments to fixed interest rate payments. We do not use hedging instruments for speculative purposes.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in our consolidated statements of operations. The amounts reported in the consolidated statements of operations for the three and nine months ended March 31, 2023 and 2024 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2023 and March 31, 2024, we held foreign currency forward contracts with notional amounts totaling $21.6 million and $57.3 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2023 and March 31, 2024 were not significant.

The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”) based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in our consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment of the interest rate swap hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective.

As of June 30, 2023 and March 31, 2024, the notional amount of the interest rate swap hedge derivative instrument was $175 million. The fair value of the interest rate swap contract as of June 30, 2023 and March 31, 2024 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(5,727)	$(7,407)	$(14,339)	$(19,689)
Gain (loss) recognized in other comprehensive income (loss), net of tax	$(1,430)	$(1,732)	$1,098	$512
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$543	$897	$587	$2,681

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed below, management believes that the impact of recently issued standards, which are not yet effective for the Company, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the third quarter of fiscal year 2024.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-07 on disclosures in our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements.

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

Fiscal Year 2024 Business Acquisitions

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

The goodwill we recognized for each of the fiscal year 2023 business acquisitions is not deductible for income tax purposes. The acquisitions we completed in fiscal 2023 and 2024, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations and other disclosures related to these businesses have not been presented.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	March 31,
Accounts receivable, net	2023	2024
Accounts receivable	$395,218	$519,476
Less allowance for doubtful accounts	(14,373)	(15,648)
Total	$380,845	$503,828

	June 30,	March 31,
Inventories	2023	2024
Raw materials	$233,217	$257,846
Work-in-process	56,329	88,323
Finished goods	48,462	96,628
Total	$338,008	$442,797

	June 30,	March 31,
Property and equipment, net	2023	2024
Land	$15,691	$15,524
Buildings, civil works and improvements	49,166	48,648
Leasehold improvements	13,553	13,642
Equipment and tooling	135,703	142,962
Furniture and fixtures	3,632	3,397
Computer equipment	24,119	22,367
Computer software	26,981	30,532
Computer software implementation in process	9,705	6,212
Construction in process	4,108	6,137
Total	282,658	289,421
Less accumulated depreciation and amortization	(173,725)	(179,022)
Property and equipment, net	$108,933	$110,399

Depreciation and amortization expense for property and equipment was $4.9 million and $5.1 million for the three months ended March 31, 2023 and 2024, respectively, and $14.6 million for each of the nine months ended March 31, 2023 and 2024.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the nine-month period ended March 31, 2024 were as follows (in thousands):

		Optoelectronics
		And
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2023	$230,662	$70,388	$48,455	$349,505
Goodwill acquired	2,072	828	—	2,900
Foreign currency translation adjustment	25	(310)	(1)	(286)
Balance as of March 31, 2024	$232,759	$70,906	$48,454	$352,119

Intangible assets consisted of the following (in thousands):

	June 30, 2023			March 31, 2024
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$77,844	$(20,285)	$57,559	$86,576	$(19,986)	$66,590
Patents	8,636	(3,404)	5,232	9,003	(3,745)	5,258
Developed technology	68,274	(38,353)	29,921	71,208	(44,174)	27,034
Customer relationships	55,780	(39,101)	16,679	51,536	(39,894)	11,642
Total amortizable assets	210,534	(101,143)	109,391	218,323	(107,799)	110,524
Non-amortizable assets:
In-process R&D	533	—	533	—	—	—
Trademarks	30,933	—	30,933	31,532	—	31,532
Total intangible assets	$242,000	$(101,143)	$140,857	$249,855	$(107,799)	$142,056

Amortization expense related to intangible assets was $4.8 million and $5.5 million for the three months ended March 31, 2023 and 2024, respectively. For the nine months ended March 31, 2023 and 2024, amortization expense related to intangible assets was $14.2 million and $15.9 million, respectively.

At March 31, 2024, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2024 (remaining 3 months)	$4,922
2025	16,299
2026	12,704
2027	8,522
2028	5,659
Thereafter	62,418
Total	$110,524

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio of current revenues for a product compared to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended March 31, 2023 and 2024, we capitalized software development costs in the amounts of $4.1 million and $4.3 million, respectively. For the nine months ended March 31, 2023 and 2024, we capitalized software development costs in the amounts of $12.0 million and $12.3 million, respectively.

5. Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). When we recognize revenue in advance of the point in time at which contracts give us the right to invoice a customer, we record this as unbilled revenue, which is included in accounts receivable, net, on the consolidated balance sheets. We may also receive consideration, per the terms of a contract, from customers prior to transferring control of goods to the customer. We record customer deposits as contract liabilities. Additionally, we may receive payments, most typically under service and warranty contracts, at the onset of a contract and before services have been performed. In such instances, we record a deferred revenue liability in either Other accrued expenses and current liabilities or Other long-term liabilities. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

The table below shows the balance of contract assets and liabilities as of June 30, 2023 and March 31, 2024, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	March 31,
	2023	2024	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$86,818	$241,092	$154,274	178%

Contract Liabilities (in thousands),

	June 30,	March 31,
	2023	2024	Change	% Change
Advances from customers	$21,250	$65,888	$44,638	210%
Deferred revenue—current	43,861	45,779	1,918	4
Deferred revenue—long-term	22,200	23,446	1,246	6

Contract assets increased during the nine months ended March 31, 2024, primarily from the timing and nature of milestones met in contracts for a number of customers in our Security division where we met the revenue recognition criteria under ASC 606 in advance of the time when contracts give us the right to invoice customers. The net increase in contract liabilities was primarily due to activity in our Security division for deposits received on contracts, partially offset by recognition of revenue on service contracts included in deferred revenue.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the applicable period. As of March 31, 2024, the portion of the transaction price allocated to remaining performance obligations was approximately $925.1 million. We expect to recognize revenue on approximately 57% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the nine months ended March 31, 2024, we recognized revenue of $53.6 million from contract liabilities existing at the beginning of the period.

Practical Expedients. In cases where we are responsible for shipping after the customer has obtained control of the goods, we have elected to treat the shipping activity as a fulfillment activity rather than as a separate performance obligation. Additionally, we have elected to capitalize the cost to obtain a contract only if the period of amortization is longer than one year. We only give consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year.

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Operating lease cost	$2,850	$2,822	$8,525	$8,433
Variable lease cost	328	289	1,055	823
Short-term lease cost	261	372	685	1,038
	$3,439	$3,483	$10,265	$10,294

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2023	March 31, 2024
Operating lease ROU assets, net	Other assets	$32,618	$28,792

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,787	$9,373
Operating lease liabilities, long-term	Other long-term liabilities	23,733	20,141
Total operating lease liabilities		$33,520	$29,514

Weighted average remaining lease term			3.8 years
Weighted average discount rate			4.1%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended March 31,
	2023	2024
Cash paid for operating lease liabilities	$8,631	$9,114
ROU assets obtained in exchange for new lease obligations	2,658	3,780

Maturities of operating lease liabilities at March 31, 2024 were as follows (in thousands):

March 31, 2024
Less than one year	$10,344
1 – 2 years	8,894
2 – 3 years	7,754
3 – 4 years	4,230
4 – 5 years	934
Thereafter	278
32,434
Less: imputed interest	(2,920)
Total lease liabilities	$29,514

7. Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended March 31, 2024, we recognized $1.0 million in restructuring and other charges, which primarily included $0.5 million for facility closure costs for operational efficiency activities, and $0.5 million for employee terminations. During the nine months ended March 31, 2024, we recognized $2.5 million in restructuring and other charges, which included $0.8 million for facility closure costs for operational efficiency activities, $0.8 million for employee terminations, $0.4 million in acquisition related costs, and $0.4 million in legal charges.

During the three months ended March 31, 2023, we recognized $0.9 million in restructuring and other charges, which included $0.5 million for employee terminations, $0.3 million in legal charges primarily related to government investigations, and $0.1 million in acquisition - related costs and facility closure costs. During the nine months ended March 31, 2023, we recognized $4.4 million in restructuring and other charges, which included $3.2 million in legal charges primarily related to class action litigation and government investigations, $1.0 million for employee terminations, and $0.2 million in acquisition-related costs and facility closure costs.

The following tables summarize restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended March 31, 2023
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$50	$50
Employee termination costs	413	32	81	—	526
Facility closures/consolidation	35	—	—	—	35
Legal costs, net	45	—	226	8	279
Total	$493	$32	$307	$58	$890

	Three Months Ended March 31, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$8	$11	$—	$—	$19
Employee termination costs	129	60	311	2	502
Facility closures/consolidation	38	433	—	—	471
Legal costs, net	10	—	—	2	12
Total	$185	$504	$311	$4	$1,004

	Nine Months Ended March 31, 2023
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$23	$—	$—	$127	$150
Employee termination costs	688	47	291	—	1,026
Facility closures/consolidation	35	—	—	—	35
Legal costs, net	612	—	2,462	81	3,155
Total	$1,358	$47	$2,753	$208	$4,366

	Nine Months Ended March 31, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$243	$201	$—	$—	$444
Employee termination costs	279	102	311	122	814
Facility closures/consolidation	38	777	—	—	815
Legal costs, net	61	—	—	362	423
Total	$621	$1,080	$311	$484	$2,496

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the nine-month period ended March 31, 2024 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2023	$7	$107	$1,609	$656	$2,379
Restructuring and other charges, net	444	814	815	423	2,496
Payments, adjustments and reimbursements, net	(451)	(750)	(2,082)	(622)	(3,905)
Balance as of March 31, 2024	$—	$171	$342	$457	$970

8. Borrowings

Revolving Credit Facility

Our senior secured credit facility comprises a term loan and a $600 million revolving credit facility which mature in December 2026. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by an amount equal to the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the facility bear interest at SOFR plus a margin of 1.0% as of March 31, 2024 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.10% as of March 31, 2024 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of March 31, 2024, there were $349.0 million of borrowings outstanding under the revolving credit facility, $74.7 million outstanding under the letters of credit sub-facility, and $137.5 million outstanding under the term loan. As of March 31, 2024, the amount available to borrow under the revolving credit facility was $176.3 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of March 31, 2024, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details. Interest expense related to the credit facility and term loan was $5.9 million and $8.1 million for the three months ended March 31, 2023 and 2024, respectively, and $12.9 million and $21.5 million for the nine months ended March 31, 2023 and 2024, respectively.

1.25% Convertible Senior Notes (“Notes”) Due 2022

In February 2017, we issued $287.5 million of the Notes in a private offering. On September 1, 2022, we repurchased and cancelled the then - remaining $242.3 million balance of the Notes. Total interest expense recognized, through the cancellation date, during the nine months ended March 31, 2023 related to the Notes was $0.7 million, which consisted of $0.5 million of contractual interest expense and $0.2 million of amortization of debt issuance costs.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of March 31, 2024, $54.5 million was outstanding under these letter-of-credit facilities. As of March 31, 2024, the total amount available under these credit facilities was $21.4 million.

Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2023	2024
Term loan	$143,125	$137,500
Other long-term debt	1,442	1,926
	144,567	139,426
Less current portion of long-term debt	(8,076)	(8,212)
Long-term portion of debt	$136,491	$131,214

9. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2024, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Cost of goods sold	$229	$214	$686	$701
Selling, general and administrative	6,757	6,650	20,467	20,326
Research and development	126	205	375	459
Stock-based compensation expense	$7,112	$7,069	$21,528	$21,486

As of March 31, 2024, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $1.0 million for stock options and $15.6 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.2 years with respect to the stock options and 2.2 years with respect to the RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2024:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2023	83,677	$87.09
Granted	22,438	119.45
Exercised	(16,767)	82.90
Expired or forfeited	(4,375)	86.09
Outstanding at March 31, 2024	84,973	$96.51	7.5 years	$3,935
Exercisable at March 31, 2024	40,578		5.8 years	$2,264

The following summarizes RSU award activity during the nine months ended March 31, 2024:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2023	455,515	$85.15
Granted	333,001	95.41
Vested	(389,042)	79.75
Forfeited	(5,253)	84.59
Nonvested at March 31, 2024	394,221	$99.16

In December 2023, our shareholders approved an amendment to the OSI Plan, which increased the shares available under the OSI Plan by 2.4 million shares. As of March 31, 2024, there were approximately 2.5 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 110,811 and 75,988 performance-based RSUs during the nine months ended March 31, 2023 and 2024, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the nine months ended March 31, 2024, we did not repurchase shares of our common stock. As of March 31, 2024, there were 1,721,870 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $48.6 million as of March 31, 2024.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2023 to March 31, 2024 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2023	$21,181
Addition of contingent earnout obligations	1,766
Foreign currency translation adjustment	(14)
Changes in fair value for contingent earnout obligations	(3,443)
Payments on contingent earnout obligations	(602)
Ending fair value, March 31, 2024	$18,888

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from breaches of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential liability amount under these indemnification agreements due to, among other things, the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2024.

On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra’s employment agreement that, among other things, provided for a $13.5 million bonus payment to Mr. Chopra on or within 45 days of January 1, 2024. This amount was included in accrued payroll and related expenses as of December 31, 2023 and was paid in full in February 2024.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2023	2024
Balance at beginning of period	$13,347	$11,149
Additions	2,622	3,524
Reductions for warranty repair costs and adjustments	(5,831)	(4,145)
Balance at end of period	$10,138	$10,528

Legal Proceedings

In February 2023, one of our subsidiaries received a subpoena from the U.S. Department of Justice (“DoJ”). The subpoena was issued as part of a DoJ case against a former employee of an OSI Systems subsidiary for embezzlement and other conduct occurring before he was hired by our subsidiary and while he was employed by another company in the United States and Mexico. The subpoena requests documents and records relating to, among other things, the former employee and the Company’s business dealings in Mexico since 2020. In February 2024, we received a follow-up subpoena requesting the same categories of documents but extending the relevant time period through to the date of the second subpoena. We have produced documents in response to these subpoenas and intend to cooperate with any further subpoenas or other requests in connection with this or any ensuing investigation.

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

The effective tax rates for the three months ended March 31, 2023 and 2024 were 23.8% and 22.6%, respectively. During the three months ended March 31, 2024, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates. During the three-month period ended March 31, 2023, we recognized a net discrete tax expense of $0.2 million related to equity-based compensation under ASU 2016 - 09 and changes in prior year tax estimates.

The effective tax rates for the nine months ended March 31, 2023 and 2024 were 22.6% and 21.7%, respectively. During the nine months ended March 31, 2024, we recognized net discrete tax benefits of $0.8 million related to equity-based compensation under ASU 2016-09 and $2.3 million for changes in prior year tax estimates. During the nine months ended March 31, 2023, we recognized a net discrete tax benefit of $0.6 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
Revenues (1) —by Segment:
Security division	$178,752	$285,960	$491,188	$700,564
Optoelectronics and Manufacturing division, including intersegment revenues	93,888	87,974	286,513	282,199
Healthcare division	43,911	41,493	130,994	121,130
Intersegment revenues elimination	(13,662)	(10,021)	(42,138)	(46,042)
Total	$302,889	$405,406	$866,557	$1,057,851

Income (loss) from operations —by Segment:
Security division	$29,496	$50,127	$66,014	$122,592
Optoelectronics and Manufacturing division	12,493	9,435	35,963	32,493
Healthcare division	1,787	1,564	4,819	2,157
Corporate	(10,148)	(9,733)	(29,572)	(30,832)
Intersegment eliminations	709	(30)	904	(167)
Total	$34,337	$51,363	$78,128	$126,243

	June 30,	March 31,
	2023	2024
Assets (2) —by Segment:
Security division	$948,126	$1,231,843
Optoelectronics and Manufacturing division	310,930	245,746
Healthcare division	245,856	298,027
Corporate	94,678	101,804
Eliminations (3)	(43,904)	(46,345)
Total	$1,555,686	$1,831,075
(1)For the three months ended March 31, 2023, one Security division customer accounted for 13% of net revenues while no customers represented over 10% of net revenues for the nine months ended March 31, 2023. For the three months ended March 31, 2024, one Security division customer accounted for 26% of net revenues. For the nine months ended March 31, 2024, two Security division customers accounted for 13% and 12% of net revenues, respectively.
(2)As of June 30, 2023, no customer accounted for greater than 10% of accounts receivable, net. As of March 31, 2024, two customers in the Security division accounted for 27% and 14%, respectively, of accounts receivable, net.
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

This management’s discussion and analysis of financial condition as of March 31, 2024 and results of operations for the three and nine months ended March 31, 2024 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; the impact of potential information technology, cybersecurity or data security breaches; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict or conflicts in the Middle East, including the potential for broad economic disruption; global economic uncertainty; material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those factors described in our other SEC filings, which could have a material and adverse impact on our business, financial condition and results of operation. All forward-looking statements contained in this report are qualified in their entirety by this Section. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others; and (c) Healthcare, providing patient monitoring, cardiology and remote monitoring, and connected care systems and associated accessories.

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 57% and 66% of our total consolidated revenues for the nine months ended March 31, 2023 and 2024, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 28% and 22% of our total consolidated revenues for the nine months ended March 31, 2023 and 2024, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 15% and 12% of our total consolidated revenues for the nine months ended March 31, 2023 and 2024, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with the volatile U.S. political climate and political unrest internationally, have created uncertainty and impacted demand for certain of our products and services. Conflicts in Gaza and nearby regions have created political and economic uncertainty in the Middle East. Also, the continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material negative effect on our business, results of operations and financial condition.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 2.2% for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to the weakening of the U.S. dollar against other foreign currencies in 2024. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the fiscal year, and any further weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the fiscal year.

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

Significant International Security Contracts. During fiscal years 2023 and 2024, our Security division was awarded three significant international contracts valued in aggregate greater than $800 million with expected revenues to be recognized over multiple years.

Results of Operations for the Three Months Ended March 31, 2023 (Q3 Fiscal 2023) Compared to the Three Months Ended March 31, 2024 (Q3 Fiscal 2024) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q3	% of	Q3	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Security	$178.8	59.0%	$286.0	70.6%	$107.2	60.0%
Optoelectronics and Manufacturing	80.2	26.5	77.9	19.2	(2.3)	(2.9)
Healthcare	43.9	14.5	41.5	10.2	(2.4)	(5.5)
Total net revenues	$302.9	100.0%	$405.4	100.0%	$102.5	33.8%

Revenues for the Security division during Q3 fiscal 2024 increased year-over-year due to an increase in product revenues. The increase in product revenue was primarily driven by growth in cargo and vehicle inspection systems sales associated with the two large international contracts received in fiscal 2023 and with growth in aviation and checkpoint system sales. Service revenue in Q3 fiscal 2024 was comparable with the same prior year period.

Revenues for the Optoelectronics and Manufacturing division during Q3 fiscal 2024 decreased year-over year as a result of a decrease in revenue in our optoelectronics business and contract manufacturing business of approximately $2.8 million and $0.5 million, respectively.

Revenues for the Healthcare division during Q3 fiscal 2024 decreased year-over-year due primarily to a reduction in patient monitoring sales of $1.9 million, cardiology sales of $0.7 million, and service revenue of $1.3 million.

Gross Profit

	Q3	% of	Q3	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Gross profit	$103.8	34.3%	$136.1	33.6%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the increase in net revenues described above which was driven by our Security division. Gross profit as a percentage of net revenues (“gross margin”) during the quarter ended March 31, 2024 decreased on a year-over-year basis due to a decrease in the Optoelectronics and Manufacturing division gross margins due to a decrease in net revenues and less favorable sales mix, partially offset by an increase in gross margin in the Security division due to a more favorable sales mix and higher sales volume.

Operating Expenses

	Q3	% of	Q3	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Selling, general and administrative	$53.7	17.7%	$66.6	16.4%	$12.9	24.0%
Research and development	14.8	4.9	17.1	4.2	2.3	15.5
Restructuring and other charges, net	0.9	0.3	1.0	0.2	0.1	11.1
Total operating expenses	$69.4	22.9%	$84.7	20.9%	$15.3	22.0%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, changes in fair value of contingent earnout liabilities and depreciation and amortization expense. SG&A expense for Q3 fiscal 2024 increased on a year-over-year basis primarily due to increases in employee compensation, professional services, unfavorable impact of recovery of losses on accounts receivable, changes in fair value of certain contingent earnout liabilities, and an unfavorable impact of foreign currency exchange rates in Q3 fiscal 2024 compared to the same prior-year period.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expense during Q3 fiscal 2024 was $2.3 million higher than the same prior-year period with investments to support new product development initiatives primarily in our Security division driven primarily by compensation costs.

Restructuring and other charges. Restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During Q3 fiscal 2024, restructuring and other charges primarily consisted of $0.5 million for facility closure costs for operational efficiency activities, and $0.5 million for employee terminations. During Q3 fiscal 2023 restructuring and other charges primarily consisted of $0.5 million for employee terminations, $0.3 million in legal charges primarily related to government investigations and $0.1 million in acquisition-related costs and facility closure costs.

Interest and Other Expense, Net

	Q3	% of	Q3	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Interest and other expense, net	$5.7	1.9%	$7.4	1.8%

Interest and other expense, net. For Q3 fiscal 2024, interest and other expense, net was $7.4 million as compared to $5.7 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during Q3 fiscal 2024 in comparison with the same period in the prior year. Interest expense for Q3 fiscal 2024 and 2023 included a benefit of $0.9 million and $0.5 million, respectively, from the interest rate swap.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q3 fiscal 2024 and 2023, the provision for income taxes was $9.9 million and $6.8 million, respectively. The effective tax rates for Q3 fiscal 2024 and 2023 were 22.6% and 23.8%, respectively. During Q3 fiscal 2024, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year estimates. During Q3 fiscal 2023, we recognized a net discrete tax expense of $0.2 million related to equity-based compensation under ASU 2016-09.

Results of Operations for the Nine Months Ended March 31, 2023 (YTD Q3 Fiscal 2023) Compared to the Nine Months Ended March 31, 2024 (YTD Q3 Fiscal 2024) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Security	$491.2	56.7%	$700.6	66.2%	$209.4	42.6%
Optoelectronics and Manufacturing	244.4	28.2	236.2	22.3	(8.2)	(3.4)
Healthcare	131.0	15.1	121.1	11.5	(9.9)	(7.6)
Total net revenues	$866.6	100.0%	$1,057.9	100.0%	$191.3	22.1%

Revenues for the Security division during the nine months ended March 31, 2024 increased year-over-year due to an increase in product and service revenues of approximately $200.6 million and $8.8 million, respectively. The increase in product revenue was primarily driven by growth in cargo and vehicle inspection systems sales. The increase in service revenue was due primarily to the increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during the nine months ended March 31, 2024 decreased year-over year as a result of a decrease in revenue in our optoelectronics business of approximately $9.8 million, partially offset by an increase in revenue of approximately $1.6 million in our contract manufacturing business.

Revenues for the Healthcare division during the nine months ended March 31, 2024 decreased year-over-year due primarily to a reduction in patient monitoring sales of $13.8 million, partially offset by increases in service revenue of $1.3 million, cardiology sales of $0.7 million and supplies and accessories revenue of $0.5 million.

Gross Profit

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Gross profit	$287.5	33.2%	$376.1	35.6%

Gross profit is impacted by sales volume, productivity, and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Our cost of goods sold increased year-over-year primarily as a result of the increase in net revenues described above which was driven by our Security division. Gross margin during the nine months ended March 31, 2024 increased on a year-over-year basis due to an increase in the Security division gross margins due to a more favorable sales mix and economies of scale associated with the increase in net revenues, partially offset by a reduction in the sales in the Optoelectronics and Manufacturing and Healthcare divisions.

Operating Expenses

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues	$ Change	% Change
Selling, general and administrative	$161.1	18.6%	$198.0	18.7%	$36.9	22.9%
Research and development	43.9	5.1	49.4	4.7	5.5	12.5
Restructuring and other charges, net	4.4	0.5	2.5	0.2	(1.9)	(43.2)
Total operating expenses	$209.4	24.2%	$249.9	23.6%	$40.5	19.3%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, changes in fair value of contingent earnout liabilities and depreciation and amortization expense. SG&A expense for the first nine months of fiscal 2024 was $36.9 million higher than in the same prior-year period, primarily due to increases in employee compensation, professional services, provision for losses on accounts receivable, changes in fair value of certain contingent earnout liabilities, and an unfavorable impact of foreign currency exchange rates the first nine months of fiscal 2024 compared to the same prior-year period.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expense during the nine months ended March 31, 2024 was $5.5 million higher than the same prior-year period driven primarily by compensation costs related to investments to support new product development initiatives, mainly in our Security division.

Restructuring and other charges. Restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During the nine months ended March 31, 2024, restructuring and other charges consisted of $0.4 million in acquisition related costs, $0.4 million in legal charges, $0.8 million for facility closure costs for operational efficiency activities and $0.8 million for employee terminations. During the nine months ended March 31, 2023, restructuring and other charges primarily consisted of $3.2 million in legal charges primarily related to class action litigation and government investigations, $1.0 million for employee terminations and $0.2 million in acquisition-related costs and facility closure costs.

Interest and Other Expense, Net

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2023	Net Revenues	Fiscal 2024	Net Revenues
Interest and other expense, net	$14.3	1.7%	$19.7	1.9%

Interest and other expense, net. During the nine months ended March 31, 2024, interest and other expense, net was $19.7 million as compared to $14.3 million in the same prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility during the nine months ended March 31, 2024 in comparison with the same period in the prior year. The 1.25% convertible notes were retired on September 1, 2022 using borrowings from our credit facility. Interest expense during the nine months ended March 31, 2024 and 2023 included a benefit of $2.7 million and $0.6 million, respectively, from the interest rate swap.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For the nine months ended March 31, 2024 and 2023, the provision for income taxes was $23.1 million and $14.4 million, respectively. The effective tax rates for the nine months ended March 31, 2024 and 2023 were 21.7% and 22.6%, respectively. For the nine months ended March 31, 2024, we recognized a discrete tax benefit of $0.8 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year estimates. For the nine months ended March 31, 2023, we recognized a discrete tax benefit of $0.6 million related to equity-based compensation under ASU 2016-09 and changes in prior year estimates.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $101.4 million at March 31, 2024, an increase of $24.6 million, or 32%, from $76.8 million at June 30, 2023. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and thereafter for the foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

Our senior secured credit facility comprises a term loan and a $600 million revolving credit facility which includes a $300 million sub-facility for letters of credit. As of March 31, 2024, there was $349.0 million outstanding under our revolving credit facility, $74.7 million of outstanding letters of credit and $137.5 million outstanding under the term loan.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. For the nine months ended March 31, 2024, cash used in operations was $58.5 million compared to cash provided by operations of $72.7 million in the prior period. The net change in cash flows from operating activities was due primarily to a net increase in accounts receivable and inventories associated with certain international contracts in the Security division, partially offset by other changes in net working capital and the increase in net income for the nine months ended March 31, 2024 compared with the same period last year.

Cash Used in Investing Activities. Net cash used in investing activities was $24.9 million for the nine months ended March 31, 2024 as compared to $30.4 million in the same prior-year period. Cash used to acquire businesses was $9.0 million for the nine months ended March 31, 2024 compared to $4.6 million in the prior year. Capital expenditures for the nine months ended March 31, 2024 were $13.6 million compared to $12.7 million in the same prior-year period. Expenditures for intangible and other assets for the nine months ended March 31, 2024 were $12.9 million compared to $12.3 million in the same prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $110.7 million for the nine months ended March 31, 2024, compared to net cash used in financing activities of $37.1 million during the same prior-year period. The net change from the prior-year period was primarily due to (1) higher net borrowings for the nine months ended March 31, 2024 to fund working capital associated with international contracts in the Security division as discussed above and (2) no repurchases of common stock during the nine months ended March 31, 2024 compared to repurchases of common stock of $34.7 million in the same prior-year period, which were partially offset by higher taxes paid related to settlement of equity awards of $23.2 million during the nine months ended March 31, 2024 compared to $11.8 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $101.4 million at March 31, 2024. Of this amount, approximately 78% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom, Malaysia, Singapore, Australia, and Canada and to a lesser extent in Mexico, Albania, Indonesia and Germany, among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares of common stock during the third quarter of fiscal year 2024.

Contractual Obligations

During the nine months ended March 31, 2024, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed in the notes to condensed consolidated financial statements, management believes that the impact of recently issued standards, which are not yet effective for the Company, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted during the third quarter of fiscal year 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in our exposure to market risk during the nine months ended March 31, 2024 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 29, 2023, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5 - 1 Trading Plans

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the third quarter of fiscal 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

Employment Agreements

On April 29, 2024, Alan Edrick, our Executive Vice President and Chief Financial Officer, Victor Sze, our Executive Vice President and General Counsel, and Ajay Mehra, our Executive Vice President and President of OSI Cargo & Solutions Group business unit, entered into Amended and Restated Employment Agreements.

Alan Edrick’s and Victor Sze’s Employment Agreements

For purposes of this section, Messrs. Edrick and Sze are each individually referred to as the “Executive.” Other than differences described herein, the terms of such agreements are substantially identical to each other. Unless the agreement is terminated earlier in accordance with its terms, the agreement has a one year term that shall automatically be extended for successive one year periods, unless either party delivers notice of non-renewal to the other party at least 30 days prior to the end of the initial term or any renewal period then in effect. The agreements provide for an initial annual base salary of $519,120 for Mr. Edrick and $448,050 for Mr. Sze. The Executive is also eligible to receive bonus payments from the bonus pool established by us for our officers and employees and to participate in incentive compensation and other employee benefit plans established by us. The agreement contains certain restrictive covenants and other prohibitions that protect our proprietary and confidential information following termination and preclude the Executive during the term of the agreement and for 18 months thereafter from soliciting for hire any individual that was an executive, supervisor or manager of the Company on, or within 90 days prior to, the Executive’s last date of employment with us. Each Executive’s agreement also contains a clawback provision whereby the Executive’s incentive or performance-based compensation shall be subject to reduction or repayment by reason of a correction or restatement of our financial information if and to the extent such reduction or repayment is required by any applicable law.

Under the terms of the agreement, the Company may terminate the Executive’s employment at any time for “cause” (as defined in the agreement), or for the following additional reasons: (i) in the event of the Executive’s death; (ii) because of physical or mental incapacity or disability, failure to perform the essential functions of his position for an aggregate period of 180 days within any 12 month period; or (iii) without cause on 30 days written notice, each as further detailed in the agreement. The Executive may also terminate his employment agreement for “good reason” (as defined in the agreement) or at any time on 30 days written notice.

In the event of the termination of the Executive’s employment by the Company without cause, the Company’s non-renewal of the Executive’s employment agreement or the termination of such employment by the Executive for good reason, the Executive shall be entitled to: (i) an amount equal to 24 months’ salary at the Executive’s then-current base salary plus an amount equal to two times the average of the highest three annual bonuses paid by us to the Executive in the five years preceding such termination; (ii) continuation of the Executive’s car usage or allowance payments for a period of six months after separation from service; (iii) an allowance of $6,000 for outplacement services; and (iv) acceleration of vesting of all stock options, equity grants and other incentive compensation awards (excluding any cash bonus attributable to performance in fiscal years that are not complete as of the Executive’s last date of employment) from us to Executive as follows: (a) grants vesting over time shall be fully vested on separation from service, (b) grants vesting based on performance shall be accelerated and fully vested at target performance levels on separation from service without regard to whether the performance targets are projected to be met for such performance period, and (c) the time to exercise nonqualified stock options shall be extended such that Executive’s right to exercise such stock options shall continue until the first anniversary of the Executive’s last date of employment, but in no event later than the expiration date of the options.

In the event of the termination of the Executive’s employment by the Company without cause or by the Executive for good reason, within 90 days prior to or 12 months after a “change in control” (as defined in the agreement), then the Executive shall be entitled to either (i) the severance payment described in the applicable paragraph above except that incentive compensation awards shall, to the extent unvested, immediately vest at maximum performance levels or (ii) an alternative amount calculated in accordance with Internal Revenue Code Section 280G.

Ajay Mehra’s Employment Agreement

Unless the agreement is terminated earlier in accordance with its terms, the agreement has a one year term that shall automatically be extended for successive one year periods, unless either party delivers notice of non-renewal to the other party at least 30 days prior to the end of the initial term or any renewal period then in effect. The agreement provides for an initial annual base salary of $492,340. Mr. Mehra is also eligible to receive bonus payments from the bonus pool established by us for our officers and employees and to participate in incentive compensation and other employee benefit plans established by us. The agreement contains certain restrictive covenants and other prohibitions that protect our proprietary and confidential information following termination and preclude Mr. Mehra during the term of the agreement and for 18 months thereafter from soliciting for hire any individual that was an executive, supervisor or manager of the Company on, or within 90 days prior to, Mr. Mehra’s last date of employment with us. Mr. Mehra’s agreement also contains a clawback provision whereby Mr. Mehra’s incentive or performance-based compensation shall be subject to reduction or repayment by reason of a correction or restatement of our financial information if and to the extent such reduction or repayment is required by any applicable law.

Under the terms of the agreement, the Company may terminate Mr. Mehra’s employment at any time for “cause” (as defined in the agreement), or for the following additional reasons: (i) in the event of Mr. Mehra’s death; (ii) because of physical or mental incapacity or disability, failure to perform the essential functions of his position for an aggregate period of 180 days within any 12 month period; or (iii) without cause on 30 days written notice, each as further detailed in the agreement. Mr. Mehra may also terminate his employment agreement for “good reason” (as defined in the agreement) or at any time on 30 days written notice.

In the event of the termination of Mr. Mehra’s employment by the Company without cause, the Company’s non-renewal of Mr. Mehra’s employment agreement or the termination of such employment by Mr. Mehra for good reason, he shall be entitled to: (i) an amount equal to two times the sum of: (a) annual salary at Mr. Mehra’s then-current base salary and (b) cash bonus at target performance for the then-current year, (ii) continuation of Mr. Mehra’s car usage or allowance payments for a period of six months after separation from service; (iii) an allowance of $6,000 for outplacement services; and (iv) acceleration of vesting of all stock options and equity grants and other cash incentive compensation awards from us to Mr. Mehra as follows: (a) grants vesting over time shall be fully vested on separation from service, (b) grants vesting based on performance shall be accelerated and fully vested on separation from service without regard to whether the performance targets (excluding any overperformance provisions) have been met for such performance period, (c) cash incentives compensation for the then-current year shall be accelerated on the basis of the assumption that the target performance has been met; and (v) the time to exercise nonqualified stock options shall be extended such that Mr. Mehra’s right to exercise such stock options shall continue until the first anniversary of his last date of employment, but in no event later than the expiration date of the options.

In the event of the termination of Mr. Mehra’s employment by the Company without cause or by Mr. Mehra for good reason, within 90 days prior to or 12 months after a “change in control” (as defined in the agreement), then Mr. Mehra shall be entitled to either (i) the severance payment described in the applicable paragraph above except that incentive compensation awards shall, to the extent unvested, immediately vest at maximum performance levels or (ii) an alternative amount calculated in accordance with Internal Revenue Code Section 280G.

The foregoing description of each employment agreement is qualified in its entirety by reference to the provisions of the applicable employment agreement, each of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*†	Amended and Restated Employment Agreement dated April 29, 2024 between Alan Edrick and OSI Systems, Inc.

10.2*†	Amended and Restated Employment Agreement dated April 29, 2024 between Ajay Mehra and OSI Systems, Inc.

10.3*†	Amended and Restated Employment Agreement dated April 29, 2024 between Victor Sze and OSI Systems, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*Filed herewith

†Denotes a management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of April 2024.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)