Form 10-K
period 2024-06-30
OSI SYSTEMS INC
filed 2024-08-29
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,075,455. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates of the registrant. The number of shares outstanding of the registrant’s Common Stock as of August 26, 2024 was 16,569,742.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2024 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

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

Security Division. A variety of technologies are currently used globally in non-intrusive security and inspection systems, including transmission and backscatter X-ray interrogation, 3-D computed tomography, radiation monitoring, metal detection, millimeter wave imaging, chemical trace detection, and optical inspection. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents, drug and human trafficking, gun violence, and by new government mandates and appropriations for security and inspection products both in the United States and internationally.

Security and inspection products are used at a wide range of facilities in addition to airports, such as border crossings, seaports, freight forwarding operations (to screen cargo before it is loaded onto airplanes and ships), government and military installations, sports and concert venues, correctional facilities, and other locations where the interdiction of criminal activities is paramount. The U.S. Department of Homeland Security has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airplanes, and obtaining and transporting explosives, weapons and their components, and to prevent human trafficking. Among other serious crimes. These initiatives, such as the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration’s Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in increased demand for security and inspection products, as have similar programs undertaken by governments across the world.

Government sponsored initiatives in one nation often stimulate corresponding security programs by others in part because such initiatives frequently require that other nations bolster their security strategies, including acquiring or improving their security and inspection equipment and screening operations, in order to participate in international aviation and to facilitate cross-border trade activities. The international market for non-intrusive inspection equipment and related services also continues to expand as nations choose to procure and operate equipment to meet their own security objectives, including to bolster security operations at their own borders and for their own transportation networks, facilities and at other venues.

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

Optoelectronics and Manufacturing Division. We believe that continued advances in technology have broadened the optoelectronics market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among OEMs to outsource the design and manufacture of optoelectronic devices as well as value-added subsystems to fully-integrated, independent manufacturers, like us, that may have greater specialization, broader expertise and more flexibility to respond to short cycle times and quicker market expectations.

Our optoelectronic devices are used in a wide variety of applications for diversified markets including aerospace and defense, automotive, medical imaging and diagnostics, biochemistry analysis, pharmaceutical, nanotechnology, telecommunications, construction and homeland security. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser guided munitions systems, range finders, weapons simulation systems, and other applications that require the conversion of optical signals into electrical signals. Homeland security applications for our devices include X-ray based and other detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide variety of measurement control, monitoring and industrial applications and are key components in telecommunications technologies. We also offer electronics manufacturing services to broader markets, as well as to our optoelectronics customers and to our Security and Healthcare divisions. We offer full turnkey solutions as well as printed circuit board assembly, cable and harness assembly, liquid crystal displays and box build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services. Additionally, our flexible circuit businesses offer design expertise, fabrication capabilities, and assembly of flexible and rigid circuit boards for applications in the industrial medical, military, and consumer markets.

Healthcare Division. Healthcare has been, and we believe will continue to be, a growing economic sector throughout much of the world. Developing countries in Latin America and the Asia-Pacific region are expected to continue to build healthcare infrastructure to serve expanding middle class populations. In developed areas, especially the United States, Europe, and mature Asian countries, aging populations and extended life expectancy are projected to fuel growth in healthcare for the foreseeable future.

While we believe that the healthcare industry will continue to grow throughout much of the world, many factors are forcing healthcare providers to do more with less. These factors include inflationary pressures, labor shortages and unfavorable shifts in payor mix. The COVID-19 pandemic strained healthcare provider resources, placing increased focus on the advantages of remote monitoring and products which can be deployed flexibly, enabling hospitals to quickly reconfigure and adapt to unexpected changes. Our customers expect clinical value, economic value, and clinical decision support. Positioning our current healthcare products to demonstrate the competitive value in total cost of ownership is increasingly important in this environment. At the same time, the widespread introduction of mobile devices into the healthcare environment is creating an emerging demand for patient data acquisition and distribution. Our Healthcare division designs, manufactures and markets devices and software that respond to these factors, helping hospitals reduce costs, make better-informed clinical decisions, and more fully utilize resources.

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

Capitalizing on the Market for Security and Inspection Systems. The trend toward increased screening of goods entering and departing from ports and crossing borders has resulted, and may continue to result in, the growth in the market for cargo inspection systems and turnkey security screening services that are capable of inspecting shipping containers (including trucks and rail cars) for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as regulations in the United States and Europe have continued to require screening of air cargo shipments. We plan to capitalize on opportunities to replace, service and upgrade existing security installations, and to offer turnkey security screening solutions in which we may construct, staff and/or operate security screening checkpoints for our customers.

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

Improving and Complementing Existing Medical Technologies. We develop and market patient monitoring systems, cardiology and remote monitoring products, connected care solutions, remote clinical monitoring and associated supplies and accessories. Our efforts to develop new products and improve our existing medical technologies are focused on the needs of healthcare organizations, caregivers, and their patients. Our efforts to improve existing medical technologies concentrate on providing products that are flexible and intuitive to use so that clinicians can deliver accurate, precise, reliable and cost-effective care.

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

In recent years, security and inspection products have increasingly been used at a wide range of facilities in addition to airports, such as border crossings, railways, seaports, cruise line terminals, sports and entertain venues, freight forwarding operations, government and military installations and nuclear facilities. As a result of the use of security and inspection products at additional facilities, we have diversified our portfolio of security and inspection products and our sales channels.

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

We also provide electronics design and manufacturing services in North America, the United Kingdom and in the Asia Pacific region of, printed circuit board and cable and harness assemblies and complete products. Our factories are equipped with automated surface mount technology lines and other cutting edge automated manufacturing equipment. We offer these services to OEM customers and end users for medical, automotive, defense, aerospace, industrial and consumer applications that are not primarily integrating optoelectronic devices. We also manufacture and design custom LCD displays for medical, industrial and consumer electronics applications, and also design and fabricate flex circuits for OEM customers from the prototype stage to mass production. Our electronics manufacturing services are provided primarily under the “OSI Electronics,” “APlus Products,” “Altaflex,” and “PFC Flexible Circuits” trade names.

Patient Monitoring and Cardiology and Remote Monitoring. Our Healthcare division designs, manufactures and markets products globally to end users primarily under the “Spacelabs Healthcare” trade name.

Spacelabs products include patient monitors for use in perioperative, critical care, step down and emergency care environments with neonatal, pediatric and adult patients. Our patient monitoring systems include bedside monitors such as the Xprezzon and Qube as well as telemetry solutions. These bedside monitors and telemetry devices are networked via wired or wireless networks and data is distributed to centralized surveillance solutions (Xhibit Central Station) and integrated into hospital information systems via products such as Intesys Clinical Suite (ICS). These solutions enable caretakers to monitor critical physiological parameters and to respond to patient conditions by accessing patient data where and when it is required.

Spacelabs SafeNSound™ assists hospitals in providing value-based care by streamlining workflows and improving communications. Features include comprehensive reporting tools, a communications dashboard for monitor technicians, and a device management system to admit patients to monitors/telemetry at the bedside. These tools help address top challenges facing hospitals today.

Spacelabs predictive analytics clinical decision support tools provide surveillance and deterioration alerting for patients in all levels of care in the hospital setting and includes FDA-cleared and regulated products featuring the Rothman Index, a proprietary patient condition score available through EMR-integrated, web-based, or mobile app interfaces. These tools help to drive care improvement initiatives hospitals are funding today.

For remote clinical monitoring, through an subsidiary, we provide monitoring technicians who remotely monitor telemetry patients at customer hospitals to provide secondary and supplemental monitoring.

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

Our Sentinel® Cardiology Information Management System is designed to provide an electronic, enterprise-wide scalable system for cardiology and remote monitoring. Sentinel integrates data from Spacelabs-branded products and third-party devices into a central enterprise-wide database system that can be accessed by care providers and medical facility administrators, thereby providing enhanced workflow and efficiencies. The system’s web-based solution enables the secure transfer of data from multiple remote sites. Sentinel supports mobile and remote working, taking ECG management to the point of care for flexible use of devices and capture of data.

The capital-intensive products that our Healthcare division sells have supplies and accessories associated with them that can represent annuity revenue opportunities. Additionally, our Healthcare division manufactures multivendor compatible accessories for use with third-party devices.

Markets, Customers and Applications

Security and Inspection Products. Many security and inspection products were developed originally in response to civilian airline hijackings. Consequently, certain of our security and inspection products have been and continue to be sold for use at airports. Our security and inspection products are also used for security and customs purposes at locations in addition to airports, such as border crossings, shipping ports, sports and entertainment venues, military and other government installations, freight forwarding facilities, high-profile locations such as U.K. House of Parliament, Buckingham Palace, and the Vatican and for high-profile events such as the Olympic Games, FIFA World Cup, and other sporting events. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening locations for our customers.

Our customers include, among many others, the U.S. Department of Homeland Security, U.S. Department of Defense, U.S. Department of State, U.S. Department of Commerce, and U.S. Department of Justice, as well the ministries and departments of many international governments, including transportation and border control authorities and other critical infrastructure agencies.

Our contracts with the U.S. Government are generally subject to termination for convenience at the election of the U.S. Government. For the fiscal year ended June 30, 2024, our Security division’s direct sales to the U.S. Government were approximately $91.4 million. Additionally, certain of our contracts with foreign governments also contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to Item 1A. “Risk Factors.”

Optoelectronic Devices and Electronics Manufacturing Services. Our optoelectronic devices and the electronics we manufacture are used in a broad range of products by a variety of customers in the following market segments: defense, aerospace and avionics; analytical and medical imaging; healthcare; telecommunications; homeland security; toll and traffic management; and automotive.

Patient Monitoring, Cardiology and Remote Monitoring, and Connected Care Solutions. Our patient monitoring, cardiology and remote monitoring, and connected care solutions are manufactured and distributed globally for use throughout the hospital, in areas such as critical care, emergency, perioperative and step down units. Our solutions are also utilized in physicians’ offices, medical clinics and ambulatory surgery centers. We also provide clinical monitoring solutions in select geographies for telemetry units.

We sell products directly to end customers, as well as through integrated delivery networks and group purchasing organizations in the U.S., the NHS Supplies Organization in the United Kingdom, UGAP in France, and to various government funded hospitals in the Middle East and several parts of Asia.

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

We market and sell our healthcare solutions globally through a direct sales and marketing staff located in North America, South America, Europe and Asia, in addition to a global network of independent distributors. We also support these sales and customer service efforts by providing operator in service training, comprehensive interactive eLearning for all products, software updates and upgrades and service training for customer biomedical staff and distributors. We provide this support via our international team of technical and clinical specialists.

We market and sell our optoelectronic devices and manufacturing services, through both our direct sales and marketing staff located in North America, Europe and Asia, and indirectly through a global network of independent sales representatives and distributors. Our sales staff is supported by an applications engineering group whose members are available to provide technical support, which includes designing applications, providing custom tooling and process integration and developing products that meet customer defined specifications.

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

Research and Development

Our security and inspection systems and software are primarily designed at our facilities in the United States and in the United Kingdom, Australia, Germany, Singapore, India, and Malaysia. These products include mechanical, electrical, analog and digital electronics, software, as well as other components and subsystems. In addition to product design, we provide civil works and system integration services to install and integrate our products with other systems, networks and facilities at the customer site. We support cooperative and government-funded research projects with universities, government - funded laboratories, and directly with government agencies themselves.

We design and manufacture optoelectronic devices and we provide electronics manufacturing services primarily in our facilities in the United States and internationally in the United Kingdom, Canada, India, Indonesia, Malaysia, and Mexico. We engineer and manufacture subsystems to solve the specific application needs of our OEM customers. In addition, we offer entire subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts. Our engineering teams also design and develop processes for fabricating our custom products from wafer level to complete products with the goal of having our technology and products meet the latest market trends.

Our healthcare products are primarily designed at our facilities in the United States, the United Kingdom and India. These products include enterprise and embedded software, networking, connectivity, mechanical, electronic and software subsystems, most of which are designed by us. We are also currently involved, both in the United States and internationally, in research projects aimed at improving our medical systems and at expanding our current product lines.

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

Manufacturing and Materials

We currently manufacture our security and inspection systems domestically in California, Kentucky, Massachusetts, and Tennessee, and internationally in Germany, Malaysia and the United Kingdom. We currently manufacture our patient monitoring and cardiology and remote monitoring systems in Washington state. We outsource manufacturing of certain of our supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in Canada, Mexico, India, Indonesia, Malaysia, and the United Kingdom. Most of our high-volume, labor-intensive manufacturing activities are performed at our facilities in Mexico, India, Indonesia and Malaysia. Our ability to manufacture products and provide follow-on service from offices located in these regions allows us to remain in close proximity to our customers, which is an important component of our global strategy.

Our global manufacturing organization has expertise in optoelectronic, microelectronic and integrated electronics for industrial and automation, medical, aerospace and defense industry applications. Our manufacturing includes silicon wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mounted and thru-hole printed circuit board electronic assemblies, cable and harness assemblies, LCD and TFT displays, box-build manufacturing, and flex and rigid - flex circuitry on a complete turnkey basis. To support our manufacturing operations, we outsource certain requirements, including sheet metal fabrication and molding of plastic components.

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

We currently manufacture our patient monitoring and cardiology and remote monitoring systems in Washington state. We outsource the manufacturing of certain supplies and accessories to third parties.

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

The principal raw materials and subcomponents used in producing our optoelectronic devices and electronic subsystems consist of silicon wafers, electronic components, light emitting diodes, scintillation crystals, passive optical components, printed circuit boards and packaging materials. The silicon-based optoelectronic devices we manufacture are critical components in most of our products and subsystems. We purchase silicon wafers and other electronic components from unaffiliated third-party providers.

For cost, quality control, technological, and efficiency reasons, we purchase certain materials, parts, and components only from single vendors with whom we have ongoing relationships. We do, however, qualify alternative sources for many of our materials, parts, and components. We purchase most materials, parts, and components pursuant to purchase orders placed from time to time in the ordinary course of business. In connection with the COVID-19 pandemic, our divisions experienced supply chain and labor availability challenges that impacted the price and availability of parts, components, consumables, freight, shipping, and third-party services, adversely impacting our gross margin as well as delayed product deliveries, installations, maintenance and repair work, and technical support, among other work and services. Pricing for many of these items has remained elevated.

Information Technology and Cybersecurity Risk Management

We rely extensively on digital technology to conduct operations and engage with our customers and business partners. As the complexity of our engagements grows, so do the threats from cyber intrusion, ransomware, denial of service, phishing, account takeover, data manipulation and other cyber misconduct. To counter these threats, we have implemented an information security management system (ISMS) focused on data confidentiality, integrity, and availability. Our ISMS has been certified as ISO/IEC 27001 compliant and is re-evaluated annually by our external auditors. Similarly, we conduct external cyber penetration testing annually to assess and improve our security posture and reduce cybersecurity risk. Through a combination of governance, risk, and compliance (GRC) resources, we also (i) proactively monitor IT controls to ensure compliance with legal and regulatory requirements, (ii) perform third-party risk management assessments, (iii) ensure essential business functions remain available during business disruptions, (iv) develop and update incident response plans to address potential weaknesses, and (v) maintain cyber incident management and reporting procedures. Our ISMS and GRC processes are designed to prioritize IT and cybersecurity risk areas, identify solutions that minimize such risks, pursue optimal outcomes, and maintain compliance with contractual obligations. We also maintain a global security operations center with real-time capability to investigate and trigger impact mitigation protocols. These capabilities allow us to reduce exposure should a security incident arise. For additional information regarding the risks associated with these matters, see Item 1A. “Risk Factors” and Item 1C. “Cybersecurity.”

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

Patents. We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2024 and 2042. While we continue to file new applications and pursue new patents, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

We believe that our trademarks and trade names and patents are important to our business. The loss of some of our trademarks or patents might have a negative impact on our financial results and operations. Nevertheless, with the exception of the loss of the Rapiscan®, AS&E® or Spacelabs® trademarks, the impact of the loss of any single trademark or patent would not likely have a material adverse effect on our business.

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

The HIPAA provisions also created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the statutes or specific intent to violate them to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs.

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

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. Government. Medical device manufacturers have been held liable under these laws if they are deemed to cause the submission of false or fraudulent claims by, for example, providing customers with inaccurate billing or coding information. When an entity is determined to have violated the False Claims Act, it may be subject to repayment of three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. These whistleblower - initiated False Claims Act cases are commonly referred to as “qui tam” actions. False Claims Act cases may also be initiated by the U.S. Department of Justice or any of its local U.S. Attorneys’ Offices. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation.

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

We and other medical device manufacturers are confronted with major changes in the EU’s decades-old regulatory framework governing market access to the EU. The EU’s Medical Devices Regulation (“EU MDR”) has replaced, effective as of May 26, 2021, the EU’s Medical Device Directive (93/42/EEC) and the EU’s Directive on active implantable medical devices (90/385/EEC). The EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation, quality systems and post-market surveillance, than the medical device directives replaced by the EU MDR.

Manufacturers of currently approved medical devices have a transition time to meet the requirements of the EU MDR with expiration of such transition time depending on the class of medical device. The EU MDR differs in several important ways from the EU’s directives for medical devices and active implantable medical devices replaced thereby. The most significant changes in the regulations include:

●	The definition of medical devices covered under the EU MDR is significantly expanded to include devices that may not have a medical intended purpose, such as colored contact lenses. Also included in the scope of the regulation are devices designed for the purpose of “prediction and prognosis” of a disease or other health condition.
●	Device manufacturers are required to identify at least one person within their organization who is ultimately responsible for all aspects of compliance with the requirements of the EU MDR. The organization must document the specific qualifications of this individual relative to the required tasks.
●	The EU MDR requires rigorous post-market oversight of medical devices.
●	The EU MDR allows the EU Commission or expert panels to publish “Common Specifications,” such as requirements for technical documentation, risk management, or clinical evaluation.
●	Devices are to be reclassified according to risk, contact, duration, and invasiveness.
●	Systematic clinical evaluation is required for Class IIa and Class IIb medical devices.
●	All approved devices must be recertified in accordance with the EU MDR requirements.

We have a team dedicated to updating and revising key systems, processes, and product technical documentation to meet the EU MDR requirements.

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

Competition

The markets in which we operate are highly competitive and characterized by evolving customer needs and rapid technological change. We compete with other manufacturers, some of which have significantly greater financial, technical and marketing resources than we have. In addition, some competitors may have the ability to respond rapidly to new or emerging technologies, adapt more quickly to changes in customer requirements, have stronger customer relationships, have greater name recognition and devote greater resources to the development, promotion and sale of their products than we do. As a result, we may not be able to compete successfully against all designers and manufacturers of specialized electronic systems and components or within all markets for security and inspection systems, patient monitoring, cardiology and remote monitoring, or optoelectronic devices. Future competitive pressures may materially and adversely affect our business, financial condition and results of operations.

In the security and inspection market, competition is based primarily on factors such as product performance specification standards, quality and reliability, maintenance and repair competency, government regulatory approvals and qualifications, the overall cost effectiveness of the system, prior customer relationships and reputation, technological capabilities of the products, price, local market presence, historical program execution experience, and breadth of sales and service organization. Competition results in price reductions and reduced margins and could result in loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and we offer among the widest array of security inspection solutions available from a single supplier. This variety of technologies also permits us to offer unique hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet each customer’s unique application requirements.

In the patient monitoring, cardiology and remote monitoring, clinical monitoring and connected care markets, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. We also believe that the capability of our monitoring systems to connect together, and to the hospital infrastructure, is a key competitive advantage. Further, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies bring valuable, instant access to labs, radiology and charting at the point of care. In the patient monitoring and connected care markets we face many large international players. Our competitive advantage in this market is via our solution delivery and workflow and communications software (SafeNSound) as well as our FDA cleared clinical decision support (Rothman Index). Our offering in this market in the USA uniquely addresses the needs of our customers.

In cardiology and remote monitoring our competitors are more regionally based. Our differentiators in these markets are our best-in-class analyzer software solutions as well as our industry renowned ambulatory blood pressure monitors.

In the markets in which we compete to provide optoelectronic devices and electronics manufacturing services, our customers evaluate us and our competitors based primarily on factors such as expertise in the design and development of optoelectronic devices, product quality, timeliness of delivery, price, technical support and the ability to provide fully integrated services from application development and design through production. Because our custom optoelectronic components and subsystems require a high degree of engineering expertise, there are very few competitors of any significant scale in United States, Europe or Asia. Competition in the extensive electronic manufacturing services market ranges from multinational corporations with sales in excess of several billion dollars, to large regional competitors and to small local assembly companies. In our experience, the OEM customers to whom we provide such services often prefer to engage companies that offer both local and lower-cost off-shore facilities. Along with a number of domestic competitors for these services, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

Backlog

We currently measure our backlog as quantifiable purchase orders or contracts that have been signed, for which revenues are expected to be recognized within the next five years. In instances where we are not able to estimate the value of a purchase order or contract, they are not included in backlog.

We ship most of our baggage and parcel inspection, people screening, trace detection, patient monitoring, cardiology, remote monitoring systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including supply chain disruptions and any special design or requirements of the customer. In addition, large orders of security and inspection products and orders for our most complex systems typically require greater lead-times. Fulfillment of orders of our Rapiscan RTT hold (checked) baggage screening equipment generally requires longer lead times. Further, we provide turnkey screening services to certain customers for which we may recognize revenue over multi-year periods.

Certain of our cargo and vehicle inspection systems may require more than a year of lead-time. We have experienced some significant delays associated with shipments of our cargo and vehicle inspection systems to certain customers. Such delays can occur for many reasons, including: (i) additional time necessary to coordinate and conduct factory inspections with the customer before shipment; (ii) a customer’s need to engage in time-consuming site construction projects to accommodate the system, over which we may have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; (v) time needed to obtain export licenses and/or letters of credit; (vi) delays originating from other contractors on the project; and (vii) supply chain constraints.

As of June 30, 2024, our consolidated backlog totaled approximately $1.7 billion, compared to $1.8 billion as of June 30, 2023. Sales orders underlying our backlog are firm orders, although, from time to time we may agree to permit a customer to cancel an order, or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and should not be considered a meaningful indicator of our performance on an annual or quarterly basis.

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

We understand the importance of a diverse workforce, and we are committed to upholding a culture of diversity, equity, and inclusion. We value the unique contributions of our employees, and we hold firm to the ideals of fairness, equal opportunity and mutual respect for all forms of diversity and differing abilities. We are committed to pay equity and protecting the rights of underrepresented groups within our organization, including women, racial and ethnic minorities, and members of the LGBTQ+ community. Our broader diversity strategies include focus at all levels of our organization, including senior management and our Board of Directors. As of June 30, 2024, 43.9% of our global workforce was female and 53.6% of our U.S. workforce was ethnically diverse.

As of June 30, 2024, we employed 6,681 people, of whom 3,995 were employed in manufacturing, 584 were employed in engineering or research and development, 655 were employed in administration, 360 were employed in sales and marketing and 1,087 were employed in service capacities. Of the total employees, 2,038 were employed in the Americas, 3,565 were employed in Asia and 1,078 were employed in Europe.

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

Business and Industry Risks

If operators of, or algorithms installed on, our security and inspection systems fail to detect weapons, explosives or other devices or materials that are used to commit a crime, terrorist act or other mass casualty event, we could be exposed to product and professional liability and related claims for which we may not have adequate insurance coverage.

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

Security inspection systems that signal to the operator that further investigation is required are sometimes referred to in the security industry as “automatic” detection systems. If such a system were to fail to signal to an operator when an explosive, weapon or other contraband was present, resulting in loss of life or damage, we would be subject to risk of significant product liability claims. Security inspection by technological means is circumstance and application-specific. Our security and inspection systems offer significant capabilities, but also have performance limitations and cannot be designed to reveal or detect contraband under all circumstances, particularly if criminal actors successfully conceal such items. They can also malfunction or underperform, including if not properly maintained. We also offer various turnkey security screening solutions under which we perform some or all of the security screening tasks that have historically been performed by our customers. Such projects expose us to certain professional liability risks that are inherent in performing security inspection services for the purpose of detecting contraband items, including items that could be used in performing terrorist acts, mass casualty events or other crimes. If a contraband item were to pass through the security screening services that we perform for a customer and be used to perform a terrorist act, mass casualty event or other crime, we would be subject to risk of significant professional liability claims.

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

We intend to continue to make investments in companies, products and technologies, either through acquisitions, investments or alliances. Acquisition and alliance activities often involve risks, including: (i) difficulty in assimilating the acquired operations and employees and realizing synergies; (ii) potential liabilities of, or claims against, an acquired company, some of which might not be known until after the acquisition; (iii) difficulty in managing product development activities with our alliance partners; (iv) difficulty in effectively coordinating sales and marketing efforts; (v) difficulty in combining product offerings and product lines quickly and effectively; (vi) difficulty in retaining the key employees of the acquired operation; (vii) disruption of our ongoing business, including diversion of management time; (viii) inability to successfully integrate the acquired technologies and operations into our businesses and maintain uniform standards, controls, policies and procedures; (ix) unanticipated changes in market or industry practices that adversely impact our strategic and financial expectations regarding an acquired company or acquired assets and require us to write off or dispose of such acquired company or assets; (x) lacking the experience necessary to enter into new product or technology markets successfully; and (xi) difficulty in integrating financial reporting systems and implementing controls, procedures and policies, including disclosure controls and procedures and internal control over financial reporting, appropriate for public companies of our size at companies that, prior to the acquisition, had lacked such controls, procedures and policies.

Integrating acquired businesses is complex, time consuming and expensive, and can negatively impact the effectiveness of our internal control over financial reporting. As a result of these and other risks, we cannot be certain that our acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business.

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

Funding for U.S. federal Government activities takes place on an annual basis with the Government fiscal year beginning on October 1 and ending on September 30. In recent years, the budgeting process has often not been completed by October 1st, which has required the temporary extension of funding authority. Because the provision of appropriated funds is undertaken on an annual basis and subject to budgetary rules and requirements, there can be disruptions to federal funding of current and future procurements.

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

There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system, and some could significantly affect the ways in which doctors, hospitals, healthcare systems and health insurance companies are compensated for the services they provide, which could have a material impact on our business. It is not clear at this time what changes may impact the ability of hospitals and hospital networks to purchase the patient monitoring, cardiology and remote monitoring, and connected care systems that we sell or if it will alter market-based incentives that hospitals and hospital networks currently face to continually improve, upgrade and expand their use of such equipment. Efforts by governmental and third-party payers to reduce healthcare costs or the implementation of new legislative reforms imposing additional government controls could cause a reduction in sales or in the selling price of our products, which could materially and adversely affect our business, financial condition and results of operations.

Consolidation in the healthcare industry could have a material and adverse effect on our revenues and results of operations.

The healthcare industry has been consolidating and organizations such as group purchasing organizations, independent delivery networks, and large single accounts continue to consolidate purchasing decisions for many of our healthcare provider customers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product pricing. If we are not one of the providers selected by one of these organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of products. Further, we may be required to commit to pricing that has a material adverse effect on our revenues and profit margins, business, financial condition and results of operations. We expect that market demand, governmental regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our products and could materially and adversely impact our business, financial condition, and results of operations.

Technological advances and evolving regulatory standards could reduce our future product sales, which could cause our revenues to grow more slowly or decline.

The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry or regulatory standards and certifications and frequent new product introductions and enhancements. The emergence of new industry or regulatory standards and certification requirements in related fields may adversely affect the demand for our products. In addition, any products or processes that we currently offer or plan to develop may become obsolete or uneconomical before we recover all or any of the expenses incurred in connection with their development. We cannot provide assurance that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, evolving customer requirements or competitive products on a timely and cost‑effective basis. Additionally, even if we are able to develop new products and product enhancements to meet any such standards, we cannot provide assurance that they will be profitable or that they will achieve market acceptance. We also develop certain of our security inspection technologies to meet the certification requirements of various government regulatory agencies worldwide. Such standards change as threat and risk assessments evolve and as new technology becomes available within the industry, which enables regulators to demand performance improvements. We may not ultimately be able to develop, or develop in a timely way, solutions that are ultimately able to meet the new standards.

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

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.

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

As a result of the conflict between Russia and Ukraine, there is also an increased likelihood of cyber attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Any attempts by cyber attackers to disrupt our information systems or the information systems of our vendors, if successful, could harm our business, result in the misappropriation of funds, be expensive to remedy, and damage our reputation or brand. We have certain research and development activities within Ukraine for our Healthcare division which have been somewhat impacted and while we expect the impacts of conflict between Russia and Ukraine to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

We cannot predict the consequences of current or future geopolitical events, but they may adversely affect the markets in which we operate and our results of operations.

Ongoing instability and current conflicts in global markets, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing conflict between Russia and Ukraine, the ongoing conflict in the Middle East and its regional effects, and increased tensions in Asia, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations, and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. In addition, in connection with the current status of international relations with Russia, particularly in light of the conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, may also implement sanctions or other restrictive measures. These potential sanctions and export controls, as well as any responses from Russia, could adversely affect us and/or our supply chain, business partners, or customers.

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

U.S. Government contractors must comply with extensive procurement regulations and other requirements. In addition, U.S. Government contracts typically contain provisions and are subject to laws and regulations that provide government agencies rights not typically found in commercial contracts, including the ability to: (i) terminate, reduce the value of, or otherwise modify existing contracts; (ii) suspend or prohibit us from doing business with the government or a specific government agency; and (iii) claim rights in technologies and systems invented, developed or produced by us, in whole or in part, at the government’s expense.

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

Sales of security and inspection systems and turnkey security screening solutions often depend upon the decision of governmental agencies to upgrade or expand existing airports, border crossing inspection sites, seaport inspection sites, military facilities and other security installations. In the case of turnkey security screening solutions, the commencement of screening operations may be dependent on the approval, by a government agency, of the protocols and procedures that our personnel are to follow during the performance of their activities. In addition, turnkey screening solutions projects require that we hire and manage large numbers of local personnel in jurisdictions where we may not have previously operated. Sales outside of the United States of our patient monitoring and cardiology and remote monitoring systems depend in significant part on the decision of governmental agencies to build new medical facilities or to expand or update existing medical facilities. Accordingly, a significant portion of our sales of security and inspection systems, turnkey security screening solutions and our patient monitoring and cardiology and remote monitoring systems is often subject to delays associated with the lengthy approval processes. During these approval periods, we expend significant financial and management resources in anticipation of future revenues that may not occur. If we fail to receive such revenues after expending such resources, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

We accumulate excess quantities or elevated inventory levels from time to time.

Because of long lead times and specialized product designs, in certain cases we purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for our products or other factors, our customers might not purchase all the products that we have manufactured or for which we have purchased components. If we are unsuccessful in recouping our material and manufacturing costs, this could have a material adverse effect on our business, financial condition and results of operations. In addition, because of the complex customer acceptance criteria associated with some of our products, on some occasions, the title of which or risk of loss has passed to our customers are still included in our inventory until revenue recognition criteria are met. As a result, inventory levels are elevated from time to time.

Economic, political, legal, operational and other risks associated with international sales and operations could adversely affect our financial performance.

Our businesses are subject to risks associated with doing business internationally. Many of our manufacturing facilities, and therefore employees, suppliers, real property, capital equipment, cash and other assets are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including without limitation: (i) changes in foreign currency exchange rates; (ii) changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets; (iii) political and economic instability, including the possibility of civil unrest, terrorism, mass violence or armed conflict; (iv) geopolitical events, wars and military conflicts; (v) longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions; (vi) imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions, trade disputes, and other trade restrictions; (vii) difficulty in staffing and managing widespread operations; (viii) difficulty in managing distributors and sales agents and their compliance with applicable laws; (ix) changes in a foreign government’s budget, leadership and national priorities; (x) increased legal risks arising from differing legal systems; and (xi) compliance with export control and anticorruption legislation.

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

All medical devices can experience performance problems that require review and possible corrective action by us or a component supplier. Component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects, software defects or labeling inadequacies in any device could result in an unsafe condition or injury to the patient. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or if a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found or withdraw a product to improve device performance or for other reasons. A government mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. A recall involving our products could be particularly harmful to our business, financial and operating results. In addition, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers, suppliers, or other third parties; our products and services may be subject to potential cyber attacks or other information technology vulnerabilities.

We manage and store proprietary, sensitive and confidential data related to our business operations. We may be subject to cyber attacks and breaches of the information technology systems we use for these purposes. Experienced programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Hackers may also be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities in our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacturing, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems or products. Cyber threats vary in technique, are persistent, frequently change, and increasingly are more sophisticated, targeted, and difficult to detect or prevent. We expend significant capital and resources to protect against the threat of security breaches, including cyber attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber attack to mitigate or alleviate problems caused by the unauthorized access, theft of data stored within our information systems, or the introduction of computer malware or ransomware to our environment. Our remediation efforts may not be successful, and there could be interruptions, delays, or cessation of service due to cyber attacks or other data security breaches.

We often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance that our employee training, operational, and other technical security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access, damage, or interruption of our systems and operations. We are likely to face attempted cyber attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations. In addition, breaches of our security measures and the unapproved use or disclosure of proprietary information or sensitive or confidential data about us or our suppliers, customers or other third parties could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party software, data management, and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and materially and adversely impact our business.

Our products and services may also be at risk of cyber attacks and security breaches. While we design and build security measures into our products and services, once installed and implemented at customer sites those measures may not prevent all cybersecurity attacks targeted against their networks and datacenters, such as the unauthorized access, capture, or alteration of information; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss.

A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable data, whether by us, our partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or our contractual or other legal obligations regarding such data, or a violation of our privacy and information security policies with respect to such data, could result in costs, fines, litigation, or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market’s perception of the security and reliability of our products and services and our credibility and reputation with our customers. Given increasing cybersecurity threats, there can be no assurance that we will not experience business interruptions, data loss, ransom, misappropriation, or corruption or theft or misuse of proprietary information or related litigation and investigation, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

Delays, costs, and disruptions that result from upgrading, integrating and maintaining the security of our information and technology networks and systems could materially and adversely affect us.

We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We are currently modernizing and upgrading our information technology systems while also simultaneously integrating systems from our various acquisitions, including making changes to legacy systems, and replacing some legacy systems with new and advanced functionality. While upgrading and implementing change to any one of our systems could present challenges, the age of our systems and architecture may present unique challenges that we have not previously encountered as we undertake these efforts. There are inherent costs and risks associated with integrating, replacing and changing these systems and implementing new systems, including potential disruption of our sales and operations, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, securing our systems along with dependent processes from cybersecurity threats, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. The implementation of or delay in implementing new information technology systems may also cause disruptions in our business operations and impede our ability to comply with constantly evolving laws, regulations and industry standards addressing information and technology networks, privacy and data security, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Shares of our common stock issuable upon conversion of the 2.25% Convertible Senior Notes due 2029 (the “Notes”) may dilute the ownership interest of our stockholders or may adversely affect the market price of our common stock.

The conversion of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash or a combination of cash and shares of our common stock as described in Note 8. If we elect to settle our conversion obligation by a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Also the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Our indebtedness (including the Notes) could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations, including the Notes.

Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: (i) increasing our vulnerability to adverse economic and industry conditions; (ii) limiting our ability to obtain additional financing; (iii) requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; and (v) placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. If we fail to comply with debt covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in such indebtedness and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders may, subject to a limited exception, require us to repurchase their Notes following a fundamental change (as defined in the Convertible Note Indenture) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the related fundamental change repurchase date. In addition, all conversions of Notes are to be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our existing credit facility contains certain limitations on cash payments for the conversion, redemption or repurchase of the Notes, including compliance with certain leverage ratios on a pro forma basis after giving effect to such cash payments. Our failure to repurchase Notes or pay the cash amounts due upon conversion when required will constitute a default under the Note Indenture. A default under the Note Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

Provisions in the Note Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the Note Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Note Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and potential inclusion of underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. In accordance with applicable accounting standards, the Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income. In addition, the shares underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. The after-tax interest expense associated with the Notes will not be added back to the numerator of the diluted earnings per share calculation for these purposes. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

Legal and Regulatory Risks

The Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (SAFETY Act) may not shield us against legal claims we may face following an act of terrorism.

The SAFETY Act provides important legal liability protections for providers of qualified anti-terrorism products and services. Under the SAFETY Act, providers, such as our Security division, may apply to the U.S. Department of Homeland Security for coverage of their products and services. If granted coverage, such providers receive certain legal protections against product liability, professional liability and certain other claims that could arise following an act of terrorism. We have applied to the U.S. Department of Homeland Security for many of the products and services offered by our Security division, but we do not enjoy coverage under the SAFETY Act (or the highest level of coverage) for every product line, model number and service offering that our Security division provides. Also, the terms of the SAFETY Act coverage decisions awarded to us by the U.S. Department of Homeland Security restrict coverage to specific model numbers, software, and options within our product lines, sales to specific customers, and impose various other limitations, and contain conditions and requirements that we may not continue to satisfy in the future. Delays by the U.S. Department of Homeland Security in granting coverage and in our ability to meet the evolving standards of the SAFETY Act application process has and may in the future continue to result in coverage limitations for our products and services. If we fail to maintain SAFETY Act protections for each of our product models, options, offerings, software and services, or fail to apply in a timely way for coverage for new products, models, and services as we acquire or introduce them, or if the U.S. Department of Homeland Security limits the scope of any coverage previously awarded to us, denies us coverage or continued coverage for a particular product, product line, model, option, offering, software feature, or service, or delays in making decisions about whether to grant us coverage, we may become exposed to legal claims that the SAFETY Act was otherwise designed to prevent. Moreover, the SAFETY Act was not designed to shield providers of qualified anti-terrorism products and services from all types of claims that may arise from acts of terrorism, including from many types of claims lodged in courts outside of the United States or acts of terrorism that occur outside of the United States, which exposes us to legal claims and litigation defense costs despite the SAFETY Act awards we have received.

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

In addition, there are other federal laws that include specific privacy and security obligations for certain types of health information and impose additional sanctions and penalties. All 50 states, the District of Columbia, Guam, Puerto Rico, and the Virgin Islands have enacted legislation requiring notice to individuals of security breaches involving protected health information, which is not uniformly defined among the breach notification laws. Organizations must review each state’s definitions, mandates, and notification requirements and timelines to appropriately prepare and notify affected individuals and government agencies, including the attorney general, in compliance with such state laws. Further, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area. These state laws may be more stringent than HIPAA requirements. California passed the California Consumer Privacy Act which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act, or CPRA, which came into effect on January 1, 2023, which imposes significant changes in data privacy regulation, and New York has passed the Stop Hacks and Improve Electronic Data Security Act, which expands the state’s existing privacy laws. GDPR, a regulation implemented in the EU on data protection and privacy for all individuals in the EU and the EEA, applies to all enterprises, regardless of location, that are doing business in the EU or that collect and analyze data tied to EU and EEA residents. GDPR creates a range of compliance obligations, including stringent technical and security controls surrounding the storage, use, and disclosure of personal information, and significantly increases financial penalties for noncompliance.

We are facing an increasingly complex international regulatory environment which is constantly changing and if we fail to comply with international regulatory requirements, or are unable to comply with changes to such requirements, our financial performance may be harmed.

Our international operations and sales subject us to an international regulatory environment which is becoming increasingly complex and is constantly changing due to factors beyond our control. Risks associated with our international operations and sales include, without limitation, those arising from differing: (i) legal and court systems and changes to such systems; (ii) labor laws and changes in those laws; (iii) tax laws and changes in those laws; (iv) environmental laws and changes in those laws; (v) laws governing our distributors and sales agents and changes in those laws; (vi) protection of intellectual property and changes in that protection; and (vii) differing import and export requirements and changes to those requirements. If we fail to comply with applicable international regulatory requirements our financial performance may be harmed.

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

Legislative or regulatory reforms such as the EU Medical Devices Regulation may make it more difficult and costly for us to obtain certification, regulatory clearance, or approval of any future products and to manufacture, market, and distribute our products after certification, clearance, or approval is obtained.

The EU MDR introduced substantial changes to the obligations with which medical device manufacturers must comply in the EEA. High - risk medical devices are subject to additional scrutiny during the conformity assessment procedure. The EU MDR is directly applicable, without the need for adoption by EEA country laws implementing them, in all EEA countries and intended to eliminate current differences in regulation of medical devices among EEA countries. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The EU MDR imposes a number of new requirements on manufacturers of medical devices and imposes increased compliance obligations for us to access the EEA market. Our failure to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us and impair our ability to market products in the EEA in the future. Any changes to the membership of the EU, such as the departure of the United Kingdom under Brexit, may impact the regulatory requirements for impacted countries and impair our business operations and our ability to market products in such countries. For further discussion of the EU MDR, see Part I, Item 1, “Business - Regulation of Medical Devices.”

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

Although we do not provide healthcare services, submit claims for third-party reimbursement or receive payments directly from Medicare, Medicaid or other third-party payers for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations are discussed in Part I, Item 1, “Business – Regulation of Medical Devices.” The risk of our being found in violation of these laws and regulations is increased because many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.

Stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices. Companies that do not adapt to or comply with evolving stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and may suffer a material adverse effect on its business or financial condition or stock price. Further, increased focus on ESG issues may result in new regulations or third-party requirements that could materially and adversely impact our business or result in certain stockholders reducing or eliminating their holdings of our common stock.

General Risks

Significant inflation and increasing interest rates could materially and adversely affect our business and financial results.

The current inflation rate could materially and adversely affect us by increasing our operating costs, including our materials, freight, and labor costs. In a highly inflationary environment, we may be unable to raise the sales prices of our products to match the rate of inflation or our increasing operating costs, which could reduce our profit margins and have a material and adverse effect on our financial performance. Further, pressures from inflation could negatively impact the willingness and ability of our customers to purchase our products in the same volumes as have been purchased in the past or are currently being purchased. As interest rates rise to address inflation or otherwise, such increases will impact the base rates applicable in our credit arrangements and will result in borrowed funds becoming more expensive to us over time. These financing pressures also can have a negative impact on customers’ willingness to purchase our products in the same volumes as previously purchased. We also use forward contracts which are intended to mitigate the impact of certain foreign currency exposures. These forward contracts may not completely offset foreign currency gains and losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We maintain high standards with respect to cybersecurity, in accordance with regulatory guidelines, contractual requirements and industry practices. Our cybersecurity strategy is aimed to anticipate, detect, and respond to threats, ensuring the resilience and integrity of our operations. We use a risk management process, overseen by our Information Security Officer (“ISO”), that encompasses technical security controls, policy compliance mechanisms, monitoring systems, contractual agreements, and governance. Our cybersecurity risk management process is integrated with our overall enterprise risk management process and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management process to other legal, compliance, strategic, operational and financial risk areas. Key elements of our cybersecurity risk management program include a cybersecurity incident response plan with procedures for responding to cybersecurity incidents and annual data protection and cybersecurity awareness training of our employees who have access to information systems.

We have implemented security control principles that follow the National Institute of Standards and Technology (NIST) Cybersecurity Framework with the main goal of our cybersecurity risk management process being to protect the confidentiality, integrity, and availability of our information assets. Our external auditors annually review our information security management system, which has an ISO/IEC 27001 certification.

We monitor our environment for cybersecurity threats with real-time ability to activate measures to minimize impact, respond to incidents, and investigate issues. We routinely conduct security assessments of our applications, manage vulnerabilities, and perform penetration testing as well as exercises that mimic cybersecurity incidents to evaluate and enhance our security posture and lower cybersecurity risk.

In addition to our own systems and technology, we rely on third-party service providers for certain software, technology and cloud-based systems and services that support a variety of critical business operations. We have policies and processes designed to identify, assess and manage cybersecurity risk relating to these third-party service providers. When contracting with these providers, the procurement function works closely with the compliance and legal teams to conduct diligence and help appropriately manage risk, including cybersecurity risk, throughout the life cycle of the contract. We have developed, and seek to incorporate, standard contractual security requirements into our service provider agreements. We also perform cybersecurity assessments of third-party service providers where we deem appropriate given the nature of the engagement and the data and systems expected to be accessed.

We have not identified any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial situation. However, despite our efforts to identify and respond to cybersecurity threats, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident or will not experience a cybersecurity incident in the future. For additional information on cybersecurity related risks, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Governance

Several members of the Board comprise the Risk Management Committee (RMC), which is responsible, among other things, for oversight of cybersecurity risks based on the authority given by our Board of Directors. The RMC receives regular updates at least quarterly from management, including our Chief Information Officer (CIO) and our Information Security Officer (ISO) with evaluations of cyber risk, the threat environment, updates on incidents, and advancements on investments in cybersecurity risk reduction. Our CIO has been with the Company since January 2021 and has over 25 years of global experience. He has served in numerous senior leadership positions where he gained significant cybersecurity and risk management experience across multiple high-tech industries. Our ISO has been with the Company since July 2018 and similarly has over 25 years of extensive cybersecurity, risk and compliance experience including CISSP and CISM certifications.

Information Security, Corporate Audit, Finance, Legal, Compliance and Investor Relations have a strong partnership at the management level and have established a Cybersecurity Council that connects the risk management and cybersecurity incident response processes. In the event of a cybersecurity breach, the ISO will inform the Cybersecurity Council, and then the Cybersecurity Council will determine materiality and next steps. The Cybersecurity Council will meet with the RMC and/or the full Board as needed to share details of the event and facilitate reporting to regulators as required.

ITEM 2. PROPERTIES

As of June 30, 2024, we owned the following principal facilities:

		Approximate
		Square
Location	Description of Facility	Footage
Billerica, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	186,200
Snoqualmie, Washington	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	93,500
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	59,000

As of June 30, 2024, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000	2027
Johor Bahru, Malaysia(1)	Manufacturing, engineering, sales and service for our Security division	167,600	2025
Johor Bahru, Malaysia(1)	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	110,100	2024 ~ 2025
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2027
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	101,100	2024 ~ 2028
Andover, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	64,200	2027
Tecate, Mexico	Manufacturing for our Optoelectronics and Manufacturing division	60,200	2028
(1)	This is comprised of multiple leases at the same or nearby facilities.

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

As of August 26, 2024, there were approximately 92 holders of record of our common stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividends

We have not paid any dividends since the consummation of our initial public offering in 1997, and we have no intention of paying dividends for the foreseeable future.

Unregistered Sales of Equity Securities

We did not sell any unregistered shares of common stock during the fiscal year ended June 30, 2024.

Issuer Purchases of Equity Securities

We did not repurchase any shares of common stock during the fiscal year ended June 30, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2024.

Number of securities
remaining available for
	Number of securities to	Weighted‑average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	78,958	$97.87	2,535,891	(1)(2)
Equity compensation plans not approved by security holders	—	N/A	—
Total	78,958	$97.87	2,535,891
(1)	These shares are available for future issuance under our Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”), which was approved by our shareholders on December 10, 2020 and amended on December 12, 2023.
(2)	Awards of restricted stock units or other awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one award granted.

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

The peer group includes the following companies: Conmed Corp, Leidos Holdings Inc. and Smiths Group Plc.

The graph assumes that $100.00 was invested on June 30, 2019 in (a) our common stock, (b) The Nasdaq Composite Index, and (c) the companies comprising the peer group described above (weighted according to the issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OSI Systems, Inc., the NASDAQ Composite Index,
and a Peer Group
$250
$200
$150
$100
$50
$0
6/19
6/20
6/21
6/22
6/23
6/24
OSI Systems, Inc.
NASDAQ Composite
Peer Group
*$100 invested on 6/30/19 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

The following table provides the same information in tabular form as of June 30:

	2019	2020	2021	2022	2023	2024
OSI Systems, Inc	100.00	66.27	90.24	75.86	104.62	122.10
The Nasdaq Composite Index	100.00	126.94	184.36	141.17	178.08	230.80
Peer Group	100.00	90.75	102.41	90.35	105.62	110.55

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

Overview

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions, each of which is a reportable segment: (a) Security, providing security and inspection systems and turnkey security screening solutions; (b) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others; and (c) Healthcare, providing patient monitoring, cardiology and remote monitoring, and connected care systems and associated accessories.

Security Division. Through our Security division, we provide security screening products, software, and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 68% of our total consolidated revenues for fiscal 2024.

As a result of terrorist attacks and smuggling operations against the U.S. and in other locations worldwide, security and inspection products have increasingly been used at a wide range of facilities in addition to airports, such as border crossings, seaports, freight forwarding operations, sports and entertainment venues, government and military installations, railways, and nuclear facilities. We believe that our wide-ranging product portfolio together with our ability to provide turnkey screening solutions position us to pursue security and inspection opportunities as they arise throughout the world.

In recent years, U.S. government budget deficits and the national debt have created increasing pressure to examine and reduce spending across many federal agencies, including those responsible for national security spending. Additionally, there continues to be volatility in international markets that has impacted international security spending. We believe that the diversified product portfolio and international customer mix of our Security division position us well to withstand the impact of these uncertainties and even benefit from specific initiatives within various governments. However, future budgetary reductions may be implemented as both the U.S. Government and other international government customers manage fiscal challenges including those stemming from government spending that occurred during the COVID-19 pandemic; such reductions could have a material, adverse effect on our business, financial condition and results of operations.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 21% of our total consolidated revenues for fiscal 2024.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 11% of our total consolidated revenues for fiscal 2024.

The healthcare markets in which we operate are highly competitive. We believe that our customers choose among competing products on the basis of product performance, functionality, price, value and service. In addition, many factors, including public policy spending priorities, available resources, and product and economic cycles, have a significant impact on the capital spending policies of our customers. Impasses in national, regional, or local government budgeting decisions could lead to substantial delays or reductions in governmental spending. Many of our products have lengthy sales and purchase order cycles or are subject to competitive bidding or public tender processes. As a result, customers may delay or accelerate system purchases in conjunction with timing of their capital budget timelines or be unable to complete such purchases at all.

Consolidated Results

Discussion and analysis of our financial condition and results of operations for fiscal 2022 has been omitted from this Annual Report on Form 10-K, and is available in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2023.

Fiscal 2024 Compared with Fiscal 2023. We reported consolidated sales of $1,538.8 million in fiscal 2024, a 20.4% increase compared to the prior year. Our income from operations increased to $189.1 million in fiscal 2024 or 39.8% growth from the prior year driven primarily by increased sales of $260.3 million which increased associated gross profit by $99.9 million, partially offset by and an increase in operating expenses of $46.2 million.

Acquisitions. We acquired two businesses in fiscal 2024 and four businesses in fiscal 2023, as described in Note 2 to the Consolidated Financial Statements. None of these acquisitions was considered material.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with the volatile U.S. political climate and political unrest internationally, have created uncertainty and impacted demand for certain of our products and services. Conflicts in Gaza and nearby regions have created political and economic uncertainty in the Middle East. Also, the continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

Healthcare Considerations. As described, our Healthcare division experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic during the earlier stages of the pandemic. Certain hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, higher interest rates make access to credit more expensive, and fiscal stimulus programs enacted during the COVID - 19 pandemic wind down. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.6% for the year ended June 30, 2024 compared to the year ended June 30, 2023, primarily due to the strengthening of the U.S. dollar against other foreign currencies in fiscal 2024. Any further strengthening of the U.S. dollar against foreign currencies would adversely impact our sales in future periods, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales in future periods.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As a result, actual results may differ from such estimates. Our senior management has reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors. The following summarizes our critical accounting policies and estimates used in preparing our consolidated financial statements:

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

In certain instances, contracts with customers can contain multiple performance obligations such as civil works to prepare a site for equipment installation, training of customer personnel to operate equipment, and after-market service of equipment. We assign multiple elements in a contract into separate performance obligations if those elements are distinct, both individually and in the context of the contract. If multiple promises comprise a series of distinct services which are substantially the same and have the same pattern of transfer, they are combined and accounted for as a single performance obligation.

Inventory. Inventories are stated at the lower of cost (first - in, first - out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, and market conditions, among other items. If these factors are less favorable than those projected, additional inventory write-downs may be required.

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

							Fiscal	Fiscal
	Fiscal	% of	Fiscal	% of	Fiscal	% of	2022-2023	2023-2024
	2022	Net Revenues	2023	Net Revenues	2024	Net Revenues	% Change	% Change

	(Dollars in millions)
Security	$663.2	56.0%	$760.3	59.5%	$1,043.1	67.8%	14.6%	37.2%
Optoelectronics / Manufacturing	314.3	26.6%	327.6	25.6%	324.3	21.1%	4.2%	(1.0)%
Healthcare	205.7	17.4%	190.5	14.9%	171.4	11.1%	(7.4)%	(10.0)%
Total Net Revenues	$1,183.2		$1,278.4		$1,538.8		8.0%	20.4%

Fiscal 2024 Compared with Fiscal 2023. Revenues for the Security division during the fiscal year ended June 30, 2024 increased on a year-over-year basis due to an increase in product and service revenues of approximately $275.0 million and $7.8 million, respectively. The increase in product revenue was primarily driven by growth in cargo and vehicle inspection systems, trace detections systems, and checkpoint screening sales from international contracts. The increase in service revenue was due primarily to the increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during the fiscal year ended June 30, 2024 decreased year-over year mainly due to a decline of $11.9 million in the optoelectronics business. The contract manufacturing business partially offset the decline with an increase of $8.4 million in revenue. The slowdown in the optoelectronics business was primarily driven by the push-out of orders and deliveries from customers who were adjusting their inventory levels

Revenues for the Healthcare division during the fiscal year ended June 30, 2024 decreased year-over-year due primarily to a reduction in patient monitoring sales of $24.2 million, partially offset by increases in service revenue of $3.7 million, cardiology sales of $0.3 million and supplies and accessories revenue of $1.1 million.

Gross Profit

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2022	Net Revenues	2023	Net Revenues	2024	Net Revenues

	(Dollars in millions)
Gross profit	$424.4	35.9%	$430.5	33.7%	$530.5	34.5%

Fiscal 2024 Compared with Fiscal 2023. Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Gross profit increased approximately $100.0 million in fiscal 2024 as compared to the prior year on a 20.4% increase in sales. The gross margin increased from 33.7% to 34.5% driven by economies of scale on increased sales, especially in the Security division, and a favorable overall mix of sales. Our cost of goods sold increased year-over-year as a result of the increase in revenues.

Operating Expenses

							Fiscal	Fiscal
	Fiscal	% of	Fiscal	% of	Fiscal	% of	2022-2023	2023-2024
	2022	Net Revenues	2023	Net Revenues	2024	Net Revenues	% Change	% Change

	(Dollars in millions)
Selling, general and administrative	$235.6	19.9%	$228.3	17.9%	$269.7	17.5%	(3.1)%	18.1%
Research and development	59.6	5.1%	59.4	4.7%	65.3	4.3%	(0.3)%	9.9%
Impairment, restructuring and other charges	7.5	0.6%	7.6	0.5%	6.4	0.4%	1.3%	(15.8)%
Total operating expenses	$302.7	25.6%	$295.3	23.1%	$341.4	22.2%	(2.4)%	15.6%

Selling, General and Administrative

Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense.

Fiscal 2024 Compared with Fiscal 2023. SG&A expense for the fiscal year ended June 30, 2024 was $41.4 million higher than in the same prior-year period, primarily due to increases in compensation expense, provision for losses on accounts receivable, and an unfavorable impact of foreign currency exchange rates compared to the same prior-year period. Although SG&A expense increased in fiscal 2024 compared to fiscal 2023, as a percentage of net revenues, SG&A expense decreased from 17.9% in fiscal 2023 to 17.5% in fiscal 2024.

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

Fiscal 2024 Compared with Fiscal 2023. R&D expense during the fiscal year ended June 30, 2024 was $5.9 million higher than in the same prior-year period, driven primarily by compensation costs related to investments to support new product development initiatives, mainly in our Security division compared to the same prior-year period.

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

Fiscal 2024 Compared with Fiscal 2023. During the fiscal year ended June 30, 2024, restructuring and other charges were $6.4 million and consisted of $3.2 million for facility closure costs for operational efficiency activities, $1.4 million for employee terminations, $1.0 million in acquisition related costs, and $0.8 million in legal charges. During the fiscal year ended June 30, 2023, restructuring and other charges were $7.6 million and consisted of $3.9 million for legal charges, net of insurance reimbursements, $1.7 million for employee terminations, $1.5 million for other facility closure costs for operational efficiency activities, and $0.4 million in acquisition related costs.

Interest and Other Expense, Net

	Fiscal	Fiscal	Fiscal
	2022	2023	2024

	(Dollars in millions)
Interest and other expense, net	$9.0	$20.0	$27.8

Fiscal 2024 Compared with Fiscal 2023. For the fiscal year ended June 30, 2024, interest and other expense, net was $27.8 million as compared to $20.0 million in the comparable prior-year period. This increase was driven by higher average interest rates and higher average levels of borrowing under our credit facility. We also executed an interest rate swap in fiscal 2023 which resulted in a benefit of $1.3 million and $3.6 million in fiscal 2023 and 2024, respectively.

Provision for Income Taxes

	Fiscal	Fiscal	Fiscal
	2022	2023	2024

	(Dollars in millions)
Provision for income taxes	$24.8	$23.5	$33.1

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

Fiscal 2024 Compared with Fiscal 2023. For the fiscal years ended June 30, 2024 and 2023, we recorded a provision for income taxes of $33.1 million and $23.5 million, respectively. The effective tax rate for the fiscal years ended June 30, 2024 and 2023 was 20.5% and 20.4%, respectively. During the fiscal years ended June 30, 2024 and 2023, we recognized a net discrete tax benefit of $4.7 million and $2.8 million, respectively, primarily related to equity-based compensation under ASU 2016-09, adjustments to prior year estimates, and changes in uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facility. Cash and cash equivalents totaled $95.4 million at June 30, 2024, compared to $76.8 million at June 30, 2023. During fiscal 2024, cash used in operations was $87.5 million. As a result, we borrowed $169.0 million under our credit facility to fund working capital requirements as well as the following: $39.4 million invested in capital expenditures and acquisition of intangible assets, $9.0 million for the acquisition of two businesses and $23.3 million for taxes paid related to the net share settlement of equity awards. If we continue to net settle equity awards, we will continue to use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S. As further described in Note 8 to the consolidated financial statements, subsequent to June 30, 2024 we issued $350 million in senior convertible notes which have a coupon interest rate of 2.25% maturing in August 2029.

Our credit facility comprises a term loan and a $600 million revolving credit facility, which includes a $300 million sub-facility for letters of credit. As of June 30, 2024, there was $135.6 million outstanding under the term loan, $384.0 million outstanding under our revolving credit facility and $74.5 million of outstanding letters of credit. As of June 30, 2024, the total amount available under our revolving credit facility was $141.5 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During fiscal 2024, we used cash from operations of $87.5 million compared to cash provided by operations of $94.8 million in the prior fiscal year. The net change in cash flows from operating activities was due primarily to a net increase in accounts receivable and inventories associated with the revenue growth in the Security division, partially offset by other changes in net working capital compared with the same period last year as well as impact of higher net income in fiscal 2024 compared with the prior fiscal year.

Cash Used in Investing Activities. Net cash used in investing activities was $37.6 million during fiscal 2024 as compared to $40.5 million used during the prior year. During fiscal 2024, we used cash of $9.0 million for the acquisition of businesses as compared to $7.1 million in the prior fiscal year. Net capital expenditures in fiscal 2024 were $22.1 million compared to $15.8 million in the prior fiscal year. Expenditures for intangible and other assets in fiscal 2024 were $17.3 million compared to $16.4 million in the prior fiscal year. In addition, we received proceeds from maturities of certificates of deposit of $10.3 million in fiscal 2024 compared to $3.8 million in the same prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $144.3 million during fiscal 2024, compared to net cash used of $37.2 million during the prior fiscal year. The changes in cash flows from financing activities primarily relate to (i) net borrowings on bank lines of credit and long-term debt of $162.0 million in fiscal 2024 compared to $5.9 million in the prior fiscal year; (ii) $23.3 million used for taxes paid related to the net share settlement of equity awards in fiscal 2024 compared to $12.0 million in the prior fiscal year; and (iii) there were no share repurchases in fiscal 2024 compared to $34.7 million in the prior fiscal year.

Material Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Borrowings. Outstanding lines of credit and current and long-term debt totaled $521.6 million at June 30, 2024, an increase of $162.0 million from $359.6 million at June 30, 2023. As of June 30, 2024, we were in compliance with all financial covenants under our various borrowing agreements. See Note 8 to the consolidated financial statements for further discussion. We anticipate that cash generated from our operations, in addition to existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for at least the next 12 months. However, our future capital requirements will depend on many factors, including future business acquisitions, capital expenditures, litigation, stock repurchases and levels of research and development spending, among other factors. The adequacy of available funds will depend on many factors, including the success of our businesses in generating cash, continued compliance with financial covenants contained in our credit facility and the health of capital markets in general, among other factors.

Leases. We have lease arrangements for certain facilities and equipment under various operating lease agreements. As of June 30, 2024, we had lease payment obligations of $30.8 million, with $10.8 million payable within the next 12 months.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $95.4 million at June 30, 2024. Of this amount, approximately 81% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Singapore, Canada, and Australia, and to a lesser extent in Malaysia, Egypt, Albania, Indonesia and Germany, among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

In September 2022, our Board of Directors increased to a total of 2,000,000 shares the maximum number of shares authorized under the stock repurchase program. This program does not expire unless our Board of Directors acts to terminate the program. During fiscal 2024, we did not repurchase shares of our common stock. As of June 30, 2024, 1,721,870 shares remained available for repurchase. Subsequent to June 30, 2024, in connection with the issuance of $350 million in convertible senior notes in July 2024, we repurchased 531,314 shares of common stock for an aggregate purchase price of $80 million.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. We conduct business in more than 35 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in other currencies. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a net gain (loss) of approximately $0.6 million, $2.0 million, and $(5.1) million for the fiscal years ended June 30, 2022, 2023 and 2024, respectively. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $0.1 million in fiscal 2024. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $0.1 million in fiscal 2024.

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

Interest Rate Risk

The principal maturity and estimated value of our long-term debt exposure for each of the fiscal years set forth below as of June 30, 2024 were as follows (dollars in thousands):

	Maturity
						2030 and
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Term loan	$7,500	$7,500	$120,625	$—	$—	$—	$135,625	$135,625
Average interest rate	6.44%	6.44%	6.44%	—%	—%	—%	6.44%	6.44%
Finance lease obligations	$667	$619	$490	$145	$4	$—	$1,925	$1,925
Average interest rate of finance lease obligations	5.7%	5.7%	5.7%	5.7%	5.7%	—%	5.7%	5.7%

As further described in Note 8 to the Consolidated Financial Statements, subsequent to June 30, 2024 we issued $350 million in senior convertible notes which have a coupon interest rate of 2.25% maturing in August 2029.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) or 15d15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On May 29, 2024, Deepak Chopra, our Chairman, Chief Executive Officer, and President, adopted a Rule 10b5 - 1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5 - 1 (c) for the sale of up to 80,000 shares of our common stock until May 16, 2025. None of our other directors or officers informed us during the quarter ended June 30, 2024 of the adoption, modification or termination of a Rule 10b5 - 1 trading arrangement or non - Rule 10b5 - 1 trading arrangement, as those terms are defined in Regulation S - K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2024.

We have adopted a Code of Ethics and Conduct that applies to all directors, officers and employees. The Code of Ethics and Conduct is available on our website at www.osi-systems.com under the Investor Relations - Corporate Governance section.

We have also adopted the OSI Systems, Inc. Insider Trading Policy that governs the purchase and sale or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. A copy of the OSI Systems, Inc. Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2024.

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

ITEM 16. FORM 10-K SUMMARY

None.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OSI Systems, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity,and cash flows for each of the two years in the period ended June 30, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 29, 2024, expressed an unqualified opinion

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Determination of standalone selling price – Security Segment Product Revenue

As described in Note 1 to the consolidated financial statements, the Company’s revenue contracts in the security segment may include multiple performance obligations, which are accounted for separately when they are distinct. The Company derives revenues in the security segment mainly from sales of products, installation, civil works and training services. The Company allocates the transaction price to the distinct performance obligations on a relative stand-alone selling price basis and recognizes revenue when control is transferred.

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

To test management’s determination of stand-alone selling price for each performance obligation, we performed procedures to evaluate the methodology applied. We evaluated the Company’s analysis of stand-alone selling price, including inspecting a sample of executed contracts. For the sample selected we evaluated the contracts to determine the appropriateness of the method used and the underlying data including costs and margin percentages to estimate the stand-alone selling price.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.

Los Angeles, California
August 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OSI Systems, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of OSI Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2024, and our report dated August 29 2024, expressed an unqualified opinion on those financial statements.

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

Los Angeles, California
August 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

OSI Systems, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of OSI Systems, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

The Company’s management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Los Angeles, California
August 19, 2022

We served as the Company’s auditor from 2006 to 2023.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts and par value)

	June 30,
	2023	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,750	$95,353
Accounts receivable, net	380,845	648,155
Inventories	338,008	397,939
Prepaid expenses and other current assets	44,300	74,077
Total current assets	839,903	1,215,524
Property and equipment, net	108,933	113,967
Goodwill	349,505	351,480
Intangible assets, net	140,857	139,529
Other assets	116,488	115,508
Total assets	$1,555,686	$1,936,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$215,000	$384,000
Current portion of long-term debt	8,076	8,167
Accounts payable	139,011	191,149
Accrued payroll and related expenses	51,243	46,732
Advances from customers	21,250	53,431
Other accrued expenses and current liabilities	137,114	131,158
Total current liabilities	571,694	814,637
Long-term debt, net	136,491	129,383
Deferred income taxes	6,571	3,287
Other long-term liabilities	114,765	125,218
Total liabilities	829,521	1,072,525
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,755,772 and 17,055,497 shares at June 30, 2023 and 2024, respectively	9,835	24,289
Retained earnings	735,957	861,230
Accumulated other comprehensive loss	(19,627)	(22,036)
Total stockholders’ equity	726,165	863,483
Total liabilities and stockholders’ equity	$1,555,686	$1,936,008

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended June 30,
	2022	2023	2024
Net revenues:
Products	$897,259	$958,827	$1,207,590
Services	285,977	319,600	331,168
Total net revenues	1,183,236	1,278,427	1,538,758
Cost of goods sold:
Products	608,990	676,772	822,346
Services	149,819	171,145	185,954
Total cost of goods sold	758,809	847,917	1,008,300
Gross profit	424,427	430,510	530,458
Operating expenses:
Selling, general and administrative	235,553	228,313	269,731
Research and development	59,583	59,352	65,275
Impairment, restructuring and other charges, net	7,542	7,566	6,391
Total operating expenses	302,678	295,231	341,397
Income from operation	121,749	135,279	189,061
Interest and other expense, net	(8,962)	(20,041)	(27,847)
Other income	27,373	—	—
Income before income taxes	140,160	115,238	161,214
Provision for income taxes	(24,813)	(23,460)	(33,060)
Net income	$115,347	$91,778	$128,154
Earnings per share:
Basic	$6.57	$5.45	$7.55
Diluted	$6.45	$5.34	$7.38
Shares used in per share calculation:
Basic	17,551	16,828	16,978
Diluted	17,870	17,190	17,354

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended June 30,
	2022	2023	2024
Net income	$115,347	$91,778	$128,154
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(10,202)	267	(2,918)
Other, net of tax	(514)	5,568	509
Other comprehensive income (loss)	(10,716)	5,835	(2,409)
Comprehensive income	$104,631	$97,613	$125,745

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance-July 1, 2021	17,854,110	$105,724	$548,842	$(14,746)	$639,820
Exercise of stock options	166,629	460	—	—	460
Vesting of RSUs	337,442	—	—	—	—
Shares issued under employee stock purchase plan	60,065	4,297	—	—	4,297
Stock-based compensation	—	28,072	—	—	28,072
Repurchase of common stock	(1,294,594)	(92,351)	(19,276)	—	(111,627)
Taxes paid related to net share settlement of equity awards	(253,602)	(19,422)	—	—	(19,422)
Adoption of ASU 2020-06 for convertible notes	—	(26,763)	18,956	—	(7,807)
Net income	—	—	115,347	—	115,347
Other comprehensive loss	—	—	—	(10,716)	(10,716)
Balance-June 30, 2022	16,870,050	$17	$663,869	$(25,462)	$638,424
Exercise of stock options	47,354	3,666	—	—	3,666
Vesting of RSUs	313,862	—	—	—	—
Shares issued under employee stock purchase plan	59,255	4,041	—	—	4,041
Stock-based compensation	—	29,124	—	—	29,124
Repurchase of common stock	(400,230)	(17,067)	(17,682)	—	(34,749)
Taxes paid related to net share settlement of equity awards	(134,519)	(9,946)	(2,008)	—	(11,954)
Net income	—	—	91,778	—	91,778
Other comprehensive income	—	—	—	5,835	5,835
Balance-June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	22,698	1,851	—	—	1,851
Vesting of RSUs	390,375	—	—	—	—
Shares issued under employee stock purchase plan	61,781	4,327	—	—	4,327
Stock-based compensation	—	28,706	—	—	28,706
Taxes paid related to net share settlement of equity awards	(175,129)	(20,430)	(2,881)	—	(23,311)
Net income	—	—	128,154	—	128,154
Other comprehensive loss	—	—	—	(2,409)	(2,409)
Balance-June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended June 30,
	2022	2023	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115,347	$91,778	$128,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	38,679	38,513	42,209
Stock-based compensation	28,072	29,124	28,706
Provision for (recovery of) losses on accounts receivable	(5,978)	(3,899)	5,574
Deferred income taxes	3,520	(3,978)	(14,133)
Amortization of debt discount and issuance costs	1,343	196	—
Impairment charges	1,006	—	—
Gain on sale of property and equipment	(27,373)	—	—
Other	(1,326)	250	94
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(13,710)	(66,088)	(293,639)
Inventories	(44,662)	(115)	(57,292)
Prepaid expenses and other assets	22,323	(5,422)	(31,656)
Accounts payable	(15,055)	10,756	52,454
Accrued payroll and related expenses	(1,998)	4,716	(5,010)
Advances from customers	(18,423)	1,356	31,403
Other	(17,957)	(2,375)	25,635
Net cash provided by (used in) operating activities	63,808	94,812	(87,501)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(14,921)	(15,811)	(22,102)
Proceeds from sale of property and equipment	34,132	347	510
Purchases of certificates of deposit	(2,243)	(5,280)	—
Proceeds from maturities of certificates of deposit	56	3,827	10,329
Acquisition of businesses, net of cash acquired	(14,132)	(7,101)	(9,046)
Payments for intangible and other assets	(15,566)	(16,443)	(17,330)
Net cash used in investing activities	(12,674)	(40,461)	(37,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	60,000	155,000	169,000
Proceeds from long-term debt	50,388	100,766	1,435
Payments on long-term debt	(46,074)	(249,842)	(8,450)
Proceeds from exercise of stock options and employee stock purchase plan	4,796	7,707	6,178
Payment of contingent consideration	(2,061)	(4,103)	(602)
Repurchase of common stock	(111,627)	(34,749)	—
Taxes paid related to net share settlement of equity awards	(19,430)	(11,954)	(23,311)
Net cash provided by (used in) financing activities	(64,008)	(37,175)	144,250
Effect of exchange rate changes on cash	(3,537)	(4,628)	(507)
Net increase (decrease) in cash and cash equivalents	(16,411)	12,548	18,603
Cash and cash equivalents—beginning of year	80,613	64,202	76,750
Cash and cash equivalents—end of year	$64,202	$76,750	$95,353
Supplemental disclosure of cash flow information:
Interest	$6,979	$20,277	$26,761
Income taxes	$16,658	$19,439	$42,100

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2024

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidation—The consolidated financial statements include the accounts of OSI Systems, Inc. and our wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures over which we have significant influence but do not have voting control are accounted for using the equity method. Investments over which we do not have significant influence or control are not material and are carried at cost as there is no readily determinable fair value for equity interests.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Our cash and cash equivalents totaled $95.4 million at June 30, 2024. Of this amount, approximately 81% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Singapore, Canada, and Australia, and to a lesser extent in Malaysia, Egypt, Albania, Indonesia and Germany, among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

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

Inventories— The majority of our inventories are valued using the average costing method with select subsidiaries using the standard costing method. All methods of valuing inventory used by the Company approximate the first - in - first out basis for valuing inventory. Inventories are generally stated at the lower of cost (first - in, first - out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, market conditions among other items. If these factors are less favorable than those projected, additional inventory write-downs may be required.

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

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our reporting units based on the nature of the product line of the acquired business. The carrying value of goodwill and indefinite life intangible assets are not amortized but are annually tested for impairment as of the end of the second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and intangible assets. The assessments conducted as of December 31, 2023 indicated that it is not more likely than not that the fair values of our three reporting units are less than their carrying amounts, including goodwill and intangible assets. There were no qualitative factors which would trigger impairment testing of goodwill and indefinite life intangible assets between measurement dates. Thus, we have determined that there is no goodwill or indefinite life intangible assets impairment for any of the three reporting units.

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

FOR THE THREE YEARS ENDED JUNE 30, 2024

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

Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2024.

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

The fair values of our financial assets and liabilities as of June 30, 2023 and 2024 are categorized as follows (in thousands):

	June 30, 2023				June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$47,181	$—	$47,181	$—	$49,679	$—	$49,679
Assets—Interest rate swap contract	$—	$5,369	$—	$5,369	$—	$4,735	$—	$4,735
Liabilities—Contingent consideration	$—	$—	$21,181	$21,181	$—	$—	$15,375	$15,375

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the years ending June 30, 2022, 2023 and 2024 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2023 and 2024, we held foreign currency forward contracts with notional amounts totaling $21.6 million and $96.4 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2023 and 2024 were not significant.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

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

As of June 30, 2023 and June 30, 2024, the notional amount of the interest rate swap hedge derivative instrument was $175 million. The fair value of the interest rate swap contract as of June 30, 2023 and June 30, 2024 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Fiscal Year Ended June 30,
	2023	2024
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(20,041)	$(27,847)
Gain (loss) recognized in other comprehensive income (loss), net of tax	3,892	(400)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	1,343	3,582

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

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. We generally offer customers payment terms of less than one year. In cases when payment terms extend beyond one year, we consider whether the contract has a significant financing component. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the customer acceptance criteria unless such acceptance criteria are perfunctory or inconsequential. On occasion, the Company receives requests from customers to delay physical transfers of products for the customers’ convenience under bill-and-hold arrangements. We recognize revenue from these arrangements in accordance with ASC 606, which requires the transaction to meet the following criteria to determine that the customer has obtained control: (a) the reason for the bill-and-hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. The Company recognized bill-and-hold revenues of $5.5 million and $38.5 million for fiscal years ended June 30, 2024, and 2023, respectively.

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

FOR THE THREE YEARS ENDED JUNE 30, 2024

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

Multiple Performance Obligations. Certain agreements with customers include the sale of capital equipment involving multiple elements that may include civil works to prepare a site for the installation of equipment, manufacture and delivery of equipment, installation and integration of equipment, training of customer personnel to operate the equipment and after-market service of the equipment. We assign multiple elements in a contract into separate performance obligations if those elements are distinct, both individually and in the context of the contract. If multiple promises comprise a series of distinct services which are substantially the same and have the same pattern of transfer, they are combined and accounted for as a single performance obligation.

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

FOR THE THREE YEARS ENDED JUNE 30, 2024

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

Credit Risk and Concentration— Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We restrict investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our company’s worldwide customer base. As of June 30, 2023, no customer accounted for greater than 10% of accounts receivable. As of June 30, 2024 two customers in the Security division accounted for 39% and 10% of accounts receivable, net. In fiscal year 2023, no customer accounted for greater than 10% of revenues. In fiscal year 2024, two Security division customers accounted for 16% and 11% of net revenues, respectively. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for potential credit losses.

Our cash and cash equivalents totaled $76.8 million and $95.4 million at June 30, 2023 and 2024, respectively. Of these amounts, approximately 97% and 81% were held by our foreign subsidiaries at June 30, 2023 and 2024, respectively.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Foreign Currency Translation and Transactions— We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a compone1nt of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. We also have subsidiaries where the United States dollar has been designated as the functional currency based on individual facts and circumstances. Remeasurement of non-United States dollar monetary assets and liabilities are translated using period-end exchange rates and associated gains and losses are recognized in the consolidated statements of operations. Non-monetary assets and liabilities are translated using historical exchange rates. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a net gain (loss) of approximately $0.6 million, $2.0 million and $(5.1) million for the fiscal years ended June 30, 2022, 2023 and 2024, respectively.

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

Earnings per Share—We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. In periods where a net loss is reported, basic and diluted net loss per share are the same since the effect of potential common shares is antidilutive and therefore excluded. There was no dilutive effect of the senior convertible notes (See Note 8) for the fiscal years ended June 30, 2022, 2023 and 2024.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	2022	2023	2024
Net income available to common stockholders	$115,347	$91,778	$128,154
Weighted average shares outstanding—basic	17,551	16,828	16,978
Dilutive effect of equity awards	319	362	376
Weighted average shares outstanding—diluted	17,870	17,190	17,354
Basic earnings per share	$6.57	$5.45	$7.55
Diluted earnings per share	$6.45	$5.34	$7.38
Weighted average shares excluded from diluted earnings per share due to their anti-dilutive effect	47	49	14

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Warranty Provision—We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in other accrued expenses and current liabilities and the noncurrent portion is included in other long-term liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2024 is summarized in the following table (in thousands):

Warranty provision as of June 30, 2021	$19,736
Warranty claims provided for/assumed in acquisition	3,474
Settlements made	(9,863)
Warranty provision as of June 30, 2022	$13,347
Warranty claims provided for/assumed in acquisition	4,193
Settlements made	(6,391)
Warranty provision as of June 30, 2023	$11,149
Warranty claims provided for/assumed in acquisition	5,878
Settlements made	(5,938)
Warranty provision as of June 30, 2024	$11,089

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

Subsequent Events— In accordance with ASC 855, our management evaluated material events after the balance sheet date through the date of the filing of this report with the SEC, which include (1) issuance of $350 million convertible senior notes in July 2024 as further described in Note 8, and (2) repurchase of 531,314 shares of common stock for $80 million in July 2024 as further described in Note 9.

Recent Accounting Guidance

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed below, management believes that the impact of recently issued standards, which are not yet effective for the Company, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in fiscal year 2024.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-07 on disclosures in our Consolidated Financial Statements.

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

2.BUSINESS COMBINATIONS

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

The goodwill we recognized for fiscal year 2023 business acquisitions are not deductible for income tax purposes.

Fiscal Year 2022 Business Acquisitions

In February 2022, we (through our Security division) acquired a privately held provider of intelligent inspection, sensory, and recognition solutions for approximately $14.0 million, plus up to $25.0 million in potential contingent consideration. The acquisition

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

was financed with cash on hand and borrowings under our revolving bank line of credit. The goodwill recognized for this business is not deductible for income tax purposes.

In February 2022, we (through our Security division) acquired a privately held sales and services company for approximately $1.1 million, plus an immaterial amount of potential contingent consideration. This acquisition was financed with cash on hand. The goodwill recognized for this transaction is deductible for income tax purposes.

The acquisitions we completed in fiscal 2022, 2023, and 2024, individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, pro-forma historical results of operations and other disclosures related to these businesses have not been presented.

3.BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,
Accounts receivable, net	2023	2024
Accounts receivable	$395,218	$667,227
Less allowance for doubtful accounts	(14,373)	(19,072)
Total	$380,845	$648,155

	June 30,
Inventories	2023	2024
Raw materials	$233,217	$238,086
Work-in-process	56,329	66,910
Finished goods	48,462	92,943
Total	$338,008	$397,939

	Estimated
	Useful	June 30,
Property and equipment, net	Lives	2023	2024
Land	N/A	$15,691	$15,494
Buildings, civil works and improvements	5-40 years	49,166	48,552
Leasehold improvements	1-20 years	13,553	13,573
Equipment and tooling	3-10 years	135,703	146,819
Furniture and fixtures	3-10 years	3,632	3,348
Computer equipment	3-5 years	24,119	22,597
Computer software	3-10 years	26,981	29,195
Computer software implementation in process	N/A	9,705	6,514
Construction in process	N/A	4,108	6,986
Total		282,658	293,078
Less accumulated depreciation and amortization		(173,725)	(179,111)
Property and equipment, net		$108,933	$113,967

During fiscal 2022, 2023 and 2024, depreciation expense was approximately $21.0 million, $19.5 million and $19.4 million, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

4.GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for fiscal 2023 and 2024 are as follows (in thousands):

		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2022	$225,555	$67,615	$43,187	$336,357
Goodwill acquired or adjusted during the period	5,021	2,574	5,161	12,756
Foreign currency translation adjustment	86	199	107	392
Balance as of June 30, 2023	$230,662	$70,388	$48,455	$349,505
Goodwill acquired or adjusted during the period	1,628	827	—	2,455
Foreign currency translation adjustment	(75)	(408)	3	(480)
Balance as of June 30, 2024	$232,215	$70,807	$48,458	$351,480

Intangible assets consisted of the following (dollar amounts in thousands):

		June 30, 2023			June 30, 2024
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	7 years	$77,844	$(20,285)	$57,559	$79,228	$(10,646)	$68,582
Patents	19 years	8,636	(3,404)	5,232	9,116	(3,861)	5,255
Developed technology	10 years	68,274	(38,353)	29,921	70,186	(45,740)	24,446
Customer relationships	7-8 years	55,780	(39,101)	16,679	51,113	(41,421)	9,692
Total amortizable assets		210,534	(101,143)	109,391	209,643	(101,668)	107,975
Non-amortizable assets:
In-process R&D		533	—	533	—	—	—
Trademarks		30,933	—	30,933	31,554	—	31,554
Total intangible assets		$242,000	$(101,143)	$140,857	$241,197	$(101,668)	$139,529

Amortization expense related to intangible assets was $17.7 million, $19.0 million and $22.8 million for fiscal 2022, 2023 and 2024, respectively.

At June 30, 2024, the estimated future amortization expense was as follows (in thousands):

2025	$15,531
2026	12,144
2027	8,544
2028	5,602
2029	3,686
Thereafter	62,468
Total	$107,975

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in “Thereafter” in the table above. During fiscal 2022, 2023 and 2024, we capitalized software development costs in the amounts of $15.2 million, $16.2 million and $16.6 million, respectively.

5.CONTRACT ASSETS AND LIABILITIES

The table below shows the balance of contract assets and liabilities as of June 30, 2023 and 2024, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (dollar amounts in thousands)

	June 30,	June 30,
	2023	2024	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$86,818	$338,944	$252,126	290%

Contract Liabilities (dollar amounts in thousands)

	June 30,	June 30,
	2023	2024	Change	% Change
Advances from customers	$21,250	$53,431	$32,181	151%
Deferred revenue—current	43,861	46,855	2,994	7%
Deferred revenue—long-term	22,200	22,809	609	3%

Contract Assets. Contract assets increased by approximately $252.1 million as a result of unbilled revenue primarily from the timing and nature of milestones met in contracts for a number of customers in our Security Division, both within the United States and internationally, where we met the revenue recognition criteria under ASC 606 in advance of the time when contracts give us the right to invoice customers.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 30, 2024, the aggregate portion of the transaction price allocated to remaining performance obligations was approximately $836.4 million. We expect to recognize revenue on approximately 53% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the fiscal year ended June 30, 2024, we recognized revenue of $59.1 million from contract liabilities existing as of July 1, 2023.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

6.LEASES

The components of operating lease expense for the fiscal years ended June 30, 2023 and 2024 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2024
Operating lease cost	$11,364	$11,227
Variable lease cost	1,323	1,127
Short-term lease cost	923	1,441
	$13,610	$13,795

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

Supplemental balance sheet assets and liabilities related to operating leases were as follows (dollar amounts in thousands):

	Balance Sheet Category	June 30, 2023	June 30, 2024
Operating lease ROU assets, net	Other assets	$32,618	$30,040

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,787	$9,706
Operating lease liabilities, long-term	Other long-term liabilities	23,733	21,127
Total operating lease liabilities		$33,520	$30,833

Weighted average remaining lease term			3.8 years
Weighted average discount rate			4.4%

Supplemental cash flow information related to operating leases for the year ended June 30, 2024 was as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2024
Cash paid for operating lease liabilities	$11,418	$11,914
ROU assets obtained in exchange for new lease obligations	14,574	7,197

Maturities of operating lease liabilities at June 30, 2024 were as follows (in thousands):

June 30, 2024
Less than one year	$10,823
1 – 2 years	9,313
2 – 3 years	7,619
3 – 4 years	2,976
4 – 5 years	1,191
Thereafter	1,544
33,466
Less: Imputed interest	(2,633)
Total lease liabilities	$30,833

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

7.IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the fiscal year ended June 30, 2024, we recognized $6.4 million in restructuring and other charges, which included $3.2 million for facility closure costs for operational efficiency activities, $1.4 million for employee terminations, $1.0 million in acquisition related costs, and $0.8 million in legal charges.

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

The following tables summarize impairment, restructuring and other charges for the periods set forth below (in thousands):

	Fiscal 2024
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$247	$201	$—	$514	$962
Employee termination costs	285	199	810	122	1,416
Facility closures/consolidation	90	3,148	—	—	3,238
Legal costs, net	53	—	—	722	775
Total expensed	$675	$3,548	$810	$1,358	$6,391

	Fiscal 2023
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$23	$7	$225	$127	$382
Employee termination costs	849	532	355	—	1,736
Facility closures/consolidation	35	1,504	—	—	1,539
Legal costs, net	808	464	2,497	140	3,909
Total expensed	$1,715	$2,507	$3,077	$267	$7,566

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

	Fiscal 2022
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Total
Impairment charges	$—	$—	$—	$1,006	$1,006
Acquisition-related costs	232	—	—	56	288
Employee termination costs	1,077	100	—	—	1,177
Facility closures/consolidation	(33)	—	—	—	(33)
Legal costs, net	—	—	—	5,104	5,104
Total expensed	$1,276	$100	$—	$6,166	$7,542

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the consolidated balance sheet. The changes in the accrued liability for restructuring and other charges for fiscal 2023 and 2024 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure /	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2022	$—	$181	$23	$1,780	$1,984
Restructuring and other charges (benefit), net	382	1,736	1,539	3,909	7,566
Payments, adjustments and reimbursements, net	(375)	(1,810)	47	(5,033)	(7,171)
Balance as of June 30, 2023	$7	$107	$1,609	$656	$2,379
Restructuring and other charges (benefit), net	962	1,416	3,238	775	6,391
Payments, adjustments and reimbursements, net	(473)	(1,229)	(4,620)	(623)	(6,945)
Balance as of June 30, 2024	$496	$294	$227	$808	$1,825

8.BORROWINGS

Revolving Credit Facility

Our senior secured credit facility comprises a term loan and a $600 million revolving credit facility which mature in December 2026. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by an amount equal to the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the amended facility bore interest at SOFR plus a margin of 1.0% as of June 30, 2024 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.10% as of June 30, 2024 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of June 30, 2024, there were $384.0 million of borrowings outstanding under the revolving credit facility, $74.5 million outstanding under the letters of credit sub-facility, and $135.6 million outstanding under the term loan. As of June 30, 2024, the amount available to borrow under the revolving credit facility was $141.5 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of June 30, 2024, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of June 30, 2024, $54.4 million was outstanding under these letter-of-credit facilities. As of June 30, 2024, the total amount available under these credit facilities was $34.2 million.

Long-term debt consisted of the following (in thousands):

	June 30,
	2023	2024
Term loan	$143,125	$135,625
Other long-term debt	1,442	1,925
	144,567	137,550
Less current portion of long-term debt	(8,076)	(8,167)
Long-term portion of debt	$136,491	$129,383

Fiscal year principal payments of long-term debt as of June 30, 2024 are as follows (in thousands):

2025	$8,167
2026	8,119
2027	121,115
2028	145
2029 and thereafter	4
Total	$137,550

In July 2024 we issued $350 million aggregate principal amount of our 2.25% convertible senior notes (“Notes”) due August 2029. The initial conversion rate is 5.2090 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $191.98 per share of the Company’s common stock.

9.STOCKHOLDERS’ EQUITY

Stock-based Compensation

As of June 30, 2024, we maintained the OSI Plan as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	2022	2023	2024
Cost of goods sold	$812	$911	$930
Selling, general and administrative	26,749	27,716	27,155
Research and development	511	497	621
Stock-based compensation expense	$28,072	$29,124	$28,706

As of June 30, 2024, total unrecognized compensation cost related to stock-based compensation grants under the OSI Plan were estimated at $0.9 million for stock options and $13.6  million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted-average period of 2.0 years with respect to the stock options and 2.1 years for grants of RSUs.

OSI Plan

Awards are granted in the form of incentive options, nonqualified options, restricted stock awards, stock appreciation rights, RSUs, performance shares and stock bonuses, amongst other forms of equity, to qualified employees, directors and consultants.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

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

	2022	2023	2024
Expected dividend	—	—	—
Risk-free interest rate	1.2%	3.9%	4.5%
Expected volatility	31.0%	31.0%	29.0%
Expected holding period (in years)	4.5	4.5	4.5

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

The following summarizes stock option activity for fiscal years 2022, 2023 and 2024:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2021	255,220	$50.24
Granted	22,954	96.38
Exercised	(166,629)	35.09
Expired or forfeited	(900)	73.99
Outstanding at June 30, 2022	110,645	$82.43
Granted	23,351	87.90
Exercised	(47,354)	77.42
Expired or forfeited	(2,965)	74.06
Outstanding at June 30, 2023	83,677	$87.09
Granted	22,438	119.45
Exercised	(22,698)	81.67
Expired or forfeited	(4,459)	86.72
Outstanding at June 30, 2024	78,958	$97.87	7.6 years	$3.131
Exercisable at June 30, 2024	34,647	$88.53	6.1 years	$1.698

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $26.72, $28.46 and $38.28 for fiscal 2022, 2023 and 2024, respectively. The total intrinsic value of options exercised during fiscal 2024 was $1.1 million.

Restricted Stock Units—A summary of RSU activity for the periods indicated was as follows:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2021	435,925	$84.16
Granted	334,435	90.31
Vested	(337,442)	82.66
Forfeited	(5,471)	83.66
Nonvested at June 30, 2022	427,447	$90.17
Granted	357,475	87.90
Vested	(313,862)	96.36
Forfeited	(15,545)	88.42
Nonvested at June 30, 2023	455,515	$85.15
Granted	333,114	95.42
Vested	(390,375)	79.75
Forfeited	(6,663)	88.76
Nonvested at June 30, 2024	391,591	$99.21

The per-share weighted average grant-date fair value of RSUs granted under the OSI Plan was $90.31, $87.90, and $95.42 for fiscal 2022, 2023 and 2024, respectively. The total fair value of shares vested during fiscal 2022, 2023 and 2024 was $27.9 million, $30.2 million, and $31.1 million, respectively.

In December 2023, our shareholders approved an amendment to the OSI Plan, which increased the shares available under the OSI Plan by 2.4 million shares, resulting in a maximum pool of 9.5 million shares. As of June 30, 2024, there were approximately 2.5 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

We granted 96,620, 110,811, and 75,988 performance-based awards during fiscal 2022, 2023 and 2024, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the years ended June 30, 2022, 2023 and 2024, employees purchased 60,708, 60,465, 63,111 shares, respectively. As of June 30, 2024, there were 353,651 shares of our common stock available for issuance under the plan.

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

During fiscal 2022, 2023 and 2024, we repurchased 1,294,594 shares, 400,230 shares and none, respectively, of common stock under our then current programs. As of June 30, 2024, there were 1,721,870 shares remaining available for repurchase under the authorized repurchase program.

Subsequent to June 30, 2024, in connection with the issuance of the Notes in July 2024, we repurchased 531,314 shares of common stock for an aggregate purchase price of $80 million.

Dividends

We have not paid any dividends since the consummation of our initial public offering in 1997 and we do not currently intend to pay any dividends in the foreseeable future. Our Board of Directors will determine the payment of future dividends, if any. Certain of our current bank credit facilities restrict the payment of dividends and future borrowings may contain similar restrictions.

10.INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2022	2023	2024
Pre-tax income:
United States	$51,295	$7,114	$41,330
Foreign	88,865	108,124	119,884
Total pre-tax income	$140,160	$115,238	$161,214

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Our provision (benefit) for income taxes consists of the following (in thousands):

	2022	2023	2024
Current:
Federal	$6,216	$6,860	$22,229
State	1,964	861	2,122
Foreign	13,113	19,717	22,842
Total current provision	21,293	27,438	47,193
Deferred:
Federal	$3,915	$(2,547)	$(13,375)
State	133	(678)	(594)
Foreign	(528)	(753)	(164)
Total deferred provision (benefit)	3,520	(3,978)	(14,133)
Total provision	$24,813	$23,460	$33,060

As of June 30, 2023 and 2024, our liability for uncertain tax positions was $12.0 million and $18.1 million, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $18.1 million as of June 30, 2024.

We recognize potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2024, we have accrued $3.5 million for interest and penalties. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2018 for federal purposes, fiscal years after 2018 for state purposes and fiscal years after 2016 for various foreign jurisdictions. Facts and circumstances could arise that could cause us to reduce the liability for unrecognized tax benefits, including, but not limited to, settlement of income tax positions or expiration of statutes of limitation. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

A summary of activity of unrecognized tax benefits for fiscal 2023 and 2024 is as follows (in thousands).

Balance at June 30, 2022	$13,577
Additions on tax positions for the current year	3,225
Additions on tax positions from prior years	2,582
Reduction in tax positions from prior year	(4,406)
Balance at June 30, 2023	$14,978
Additions on tax positions for the current year	2,800
Additions on tax positions from prior years	1,002
Reduction in tax positions from prior year	(866)
Balance at June 30, 2024	$17,914

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2023	2024
Deferred income tax assets:
Tax credit carryforwards	$5,934	$5,960
Net operating loss carryforwards	3,678	3,311
Customer advances	3,443	10,008
Allowance for doubtful accounts	2,994	3,615
Inventory reserve	11,026	11,754
Inventory capitalization	481	424
Accrued liabilities	2,956	2,877
Operating lease liabilities	8,043	7,732
Stock and deferred compensation	12,224	12,624
Other assets	1,164	721
Total deferred income tax assets	51,943	59,026
Valuation allowance	(8,433)	(9,365)
Net deferred income tax assets	43,510	49,661
Deferred income tax liabilities:
Depreciation	(5,860)	(5,543)
Amortization of intangible assets	(21,617)	(12,096)
Withholding tax on unrepatriated foreign earnings	(6,851)	(7,834)
Operating lease ROU assets	(7,931)	(7,223)
State transition tax	(1,754)	(1,754)
Other liabilities	(1,824)	(4,814)
Total deferred income tax liabilities	(45,837)	(39,264)
Net deferred income tax liability	$(2,327)	$10,397

The components of the net deferred income tax liability are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2023	2024
Long term deferred income tax asset, included in other assets	$4,244	$13,684
Long term deferred income tax liability	(6,571)	(3,287)
Net deferred income tax liability	$(2,327)	$10,397

The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2023	2024
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$7,216	$13,347
Current taxes payable, included in other accrued expenses and current liabilities	(13,692)	(17,320)
Net tax receivable (payable)	$(6,476)	$(3,973)

As of June 30, 2024, we had federal, state and foreign net operating losses carryforwards of approximately $0.8 million, $18.9 million and $7.4 million, respectively. Our net operating loss carryforwards will begin to expire in the tax year ending June 30, 2026. As of June 30, 2024, we had federal and state tax credit carryforwards of approximately $0.5 million and $7.7 million, respectively. Our credit carryforwards will begin to expire in the tax year ending June 30, 2031.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

We have established valuation allowances that relate to the net operating losses of certain subsidiaries, capital losses, and tax credits. During the year ended June 30, 2024, we recorded a net aggregated increase of $0.9 million to these valuation allowances. We review the adequacy of individual valuation allowances and release such allowances when it is determined that it is more likely than not that the related benefits will be realized.

We recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the current year. An income tax benefit of approximately $0.6 and $0.8 million was recognized in fiscal 2023 and 2024, respectively.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2022	2023	2024
Provision for income taxes at federal statutory rate	21.0%	21.0%	21%
Research and development tax credits	(1.3)	(1.5)	(1.6)
Foreign income subject to tax at other than federal statutory rate	0.2	0.2	1.7
Stock compensation	(1.2)	(0.4)	(0.5)
Officers’ compensation	4.3	5.5	4.1
Change in valuation allowance	(4.0)	(0.5)	1.0
Unrecognized tax expense (benefit)	(1.4)	0.3	3.7
Tax on foreign currency gains and losses	—	(0.6)	0.1
State tax expense	1.0	0.3	0.6
U.S. tax on foreign earnings	0.9	1.4	(0.8)
Changes in prior year estimates	(0.6)	(1.1)	(2.4)
Global intangible low-taxed income, net of foreign tax credits	0.3	0.8	0.8
Foreign Derived Intangible Income Benefit	(1.3)	(1.8)	(4.3)
Non-taxable earnings from acquisitions	(0.6)	(2.1)	(0.8)
Patent box benefit	(0.3)	(1.9)	(3.2)
Withholding tax on foreign earnings	—	—	0.6
Other	0.7	0.8	0.5
Effective income tax rate	17.7%	20.4%	20.5%

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

11.COMMITMENTS AND CONTINGENCIES

Acquisition-Related Contingent Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments was $32.9 million as of June 30, 2024.

We account for such contingent payments for acquisitions which occurred through the end of fiscal year 2009 as additions to the purchase price of the acquired business. We made contingent payments relating to such acquisitions of $1.9 million, $3.4 million and $0.6 million, respectively, during the fiscal years ended June 30, 2022, 2023 and 2024, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

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

Beginning fair value, June 30, 2023	$21,181
Addition of contingent earnout obligations	1,766
Foreign currency translation adjustment	(25)
Changes in fair value for contingent earnout obligations	(6,945)
Payments on contingent earnout obligations	(602)
Ending fair value, June 30, 2024	$15,375

Advances from Customers—We receive advances from customers associated with certain contracts. These advances are paid in cash by customers, and we account for these as liabilities until our contractual obligations are complete.

Guarantees—We are periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and ten years. The bonds are provided by various bonding agencies. However, we are ultimately liable for claims that may occur against them. As of June 30, 2023 and 2024, we had a maximum financial exposure related to performance bonds of approximately $64 million and $99 million, respectively. As described in Note 8, we and several of our foreign subsidiaries have issued letters of credit under the revolving credit facility and international bank facilities. These letters of credit are issued to protect various customers, suppliers and government agencies under contractual arrangements and regulatory requirements. We have no history of significant claims and there are no pending matters that would require us to perform under any of these arrangements, and we believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the consolidated financial statements. Accordingly, no liability for any of these arrangements has been recorded as of June 30, 2023 and 2024.

Environmental Contingencies—We are subject to various environmental laws. We conduct environmental investigations at our manufacturing facilities in North America, Asia-Pacific, and Europe, and, to the extent practicable, on all new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

Indemnifications and Certain Employment-Related Contingencies—In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2024.

On December 31, 2017, we and Deepak Chopra, our Chief Executive Officer, entered into an amendment to Mr. Chopra’s employment agreement that, among other things, provided for a $13.5 million bonus payment to Mr. Chopra on or within 45 days of January 1, 2024 contingent upon Mr. Chopra’s continued employment with us through that date, subject to accelerated payout terms in the event of Mr. Chopra’s death or disability. The bonus was recorded in the financial statements over the remaining term of the employment agreement and was included in accrued payroll and related expenses at June 30, 2023 and subsequently paid in February 2024.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Legal Proceedings— In February 2023, one of our subsidiaries received a subpoena from the U.S. Department of Justice (“DoJ”). The subpoena was issued as part of a DoJ case against a former employee of an OSI Systems subsidiary for embezzlement and other conduct occurring before he was hired by our subsidiary and while he was employed by another company in the United States and Mexico. The subpoena requests documents and records relating to, among other things, the former employee and the Company’s business dealings in Mexico since 2020. In February 2024, we received a follow-up subpoena requesting the same categories of documents but extending the relevant time period through to the date of the second subpoena. We have produced documents in response to these subpoenas and intend to cooperate with any further subpoenas or other requests in connection with this or any ensuing investigation.

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

12.RELATED-PARTY TRANSACTIONS

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Chairman and Chief Executive Officer owns a 10.5% interest, and one of our Executive Vice Presidents owns a 4.5% ownership interest. Our initial investment in the joint venture was approximately $0.1 million. For each of the years ended June 30, 2022, 2023 and 2024 our equity earnings in the joint venture were less than $0.1 million. We, our Chairman and Chief Executive Officer and our Executive Vice President collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Net sales to the joint venture partner for fiscal 2022, 2023 and 2024 were approximately $2.3 million, $6.9 million and $10.4 million, respectively. Receivables from the joint venture were $1.9 million and $1.4 million as of June 30, 2023 and 2024, respectively.

13.EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

We have various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and we match a certain portion of employee contributions. We contributed approximately $6.9 million, $7.2 million and $7.4 million to the plans for the fiscal years ended June 30, 2022, 2023 and 2024, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

Deferred Compensation Plan

We have a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. We may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to us and, also, vest completely upon the participant’s disability or death while employed by us or immediately prior to a change of control. We made contributions of $0.5 million, $0.6 million and $0.7 million for fiscal year 2022, 2023 and 2024, respectively. As of June 30, 2024, we held assets of $40.6 million and liabilities of $40.5 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

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

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2023 and 2024, and a statement of the funded status as of June 30, 2023 and 2024 (in thousands):

	2023	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$18,464	$18,228
Translation adjustment	149	(11)
Interest costs	624	795
Actuarial (gain) loss	(847)	71
Benefits paid	(162)	(6,216)
Benefit obligation at end of year	18,228	12,867
Change in Plan Assets
Fair value of plan assets at beginning of year	5,977	6,513
Translation adjustment	243	11
Actual return on plan assets	413	1,159
Company contributions	—	6,009
Benefits paid	(120)	(6,175)
Fair value of plan assets at end of year	6,513	7,517
Funded status and net benefit obligation amount recognized	$(11,715)	$(5,350)
Amount recognized in consolidated balance sheets consists of:
Net benefit asset (included in other current assets)	$3,264	$4,203
Current portion of net pension liability (included in other current liabilities)	(6,189)	(1,412)
Net long term pension liability (included in other long-term liabilities)	(8,790)	(8,201)
Accumulated other comprehensive income (loss)	2,365	(349)

One of our defined benefit pension plans is considered a nonqualified plan, therefore we have funded a separate rabbi trust which comprises insurance company contracts with fair values of $13.6 million and $9.0 million as of June 30, 2023 and 2024, respectively, included in Other Assets on the consolidated balance sheets. These amounts are not included in the fair value of plan assets

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

in the table above. In the fiscal year ending June 30, 2024, $6.0 million from the rabbi trust was used as a company contribution to the nonqualified plan and paid during the year.

The following table provides the net periodic benefit costs for the fiscal years ended June 30, (in thousands):

	2022	2023	2024
Net Periodic Benefit Costs
Interest costs	$464	$624	$795
Service costs	—	—	—
Expected return on plan assets	(279)	(340)	(487)
Amortization of prior service costs	1,115	1,330	548
Recognized actuarial loss (gain)	41	83	(119)
Net periodic benefit cost	$1,341	$1,697	$737

Plan Assumptions

	2023	2024
Weighted average assumptions at year-end:
Discount rate	5.3%	5.0%
Expected return on plan assets	5.8%	7.6%
Rate of compensation increase	—%	—%

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

Plan Assets and Investment Policy

	Fiscal year ended		Fiscal year ended
	June 30, 2023		June 30, 2024
	Proportion of	Expected Rate	Proportion of	Expected Rate
	Fair Value	of Return	Fair Value	of Return
Equity securities	86%	6.6%	87%	8.4%
Debt securities	13%	0.8%	12%	1.9%
Cash	1%	0.4%	1%	1.9%
Combined	100%	5.8%	100%	7.6%

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

FOR THE THREE YEARS ENDED JUNE 30, 2024

Day-to-day equities selection decisions are delegated to investment managers, although these are monitored against performance and risk targets. Due to the nature of the pooled funds, there are no significant holdings in any single company (greater than 5% of the total assets). The investment strategy is reviewed on a regular basis, based on the results of third-party liability studies.

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2024 (in thousands):

Pension Benefits
July 1, 2024 to June 30, 2025	$1,545
July 1, 2025 to June 30, 2026	2,304
July 1, 2026 to June 30, 2027	2,323
July 1, 2027 to June 30, 2028	2,338
July 1, 2028 to June 30, 2029	1,790
July 1, 2029 to June 30, 2034	2,056

Company Contribution

A contribution of $6.0 million during fiscal year 2024 for the nonqualified plan was provided by the rabbi trust as described above. Future contributions for the nonqualified plan are expected to be provided by the rabbi trust.

14.SEGMENT INFORMATION

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Fiscal 2022
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$663,159	$314,419	$205,658	$—	$—	$1,183,236
Revenue between product segments	—	52,242	—	—	(52,242)	—
Total revenues	$663,159	$366,661	$205,658	$—	$(52,242)	$1,183,236
Income (loss) from operations	$98,784	$45,030	$24,696	$(46,950)	$189	$121,749
Segments assets	$839,769	$301,483	$231,423	$104,834	$(34,359)	$1,443,150
Capital expenditures	$5,513	$4,533	$2,295	$2,580	$—	$14,921
Depreciation and amortization	$22,970	$8,098	$5,915	$1,696	$—	$38,679

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

	Fiscal 2023
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$760,291	$327,648	$190,488	$—	$—	$1,278,427
Revenue between product segments	—	59,783	—	—	(59,783)	—
Total revenues	$760,291	$387,431	$190,488	$—	$(59,783)	$1,278,427
Income (loss) from operations	$115,023	$46,680	$11,365	$(39,075)	$1,286	$135,279
Segments assets	$948,126	$310,930	$245,856	$94,678	$(43,904)	$1,555,686
Capital expenditures	$3,689	$7,390	$2,726	$1,968	$38	$15,811
Depreciation and amortization	$23,504	$7,582	$5,757	$1,670	$—	$38,513

	Fiscal 2024
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Eliminations	Consolidated
Revenues:
External customer revenue	$1,043,073	$324,250	$171,435	$—	$—	$1,538,758
Revenue between product segments	—	60,018	—	—	(60,018)	—
Total revenues	$1,043,073	$384,268	$171,435	$—	$(60,018)	$1,538,758
Income (loss) from operations	$183,270	$42,814	$6,013	$(40,913)	$(2,123)	$189,061
Segments assets	$1,333,259	$288,629	$255,093	$106,078	$(47,051)	$1,936,008
Capital expenditures	$11,997	$4,007	$3,219	$2,879	$—	$22,102
Depreciation and amortization	$25,831	$9,040	$5,794	$1,544	$—	$42,209

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	Fiscal 2022
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$569,601	$16,322	$585,923	$117,622	$514,489
Mexico	8,109	—	8,109	261	261
Other Americas	47,737	—	47,737	8,091	27,676
Total Americas	625,447	16,322	641,769	125,974	542,426
United Kingdom	276,658	2,887	279,545	27,749	80,758
Other Europe, Middle East and Africa	52,952	—	52,952	4,837	6,776
Total EMEA	329,610	2,887	332,497	32,586	87,534
Asia-Pacific	228,179	33,002	261,181	20,589	23,916
Eliminations	—	(52,211)	(52,211)	—	—
Total	$1,183,236	$—	$1,183,236	$179,149	$653,876

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2024

	Fiscal 2023
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$653,127	$17,461	$670,588	$126,388	$534,417
Mexico	23,467	—	23,467	609	609
Other Americas	63,416	—	63,416	8,050	25,844
Total Americas	740,010	17,461	757,471	135,047	560,870
United Kingdom	280,268	5,835	286,103	27,952	87,289
Other Europe, Middle East and Africa	44,498	—	44,498	4,233	6,198
Total EMEA	324,766	5,835	330,601	32,185	93,487
Asia-Pacific	213,651	36,487	250,138	21,478	24,715
Eliminations	—	(59,783)	(59,783)	—	—
Total	$1,278,427	$—	$1,278,427	$188,710	$679,072

	Fiscal 2024
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	Assets
Geographic region:
United States	$527,120	$23,316	$550,436	$127,682	$535,225
Mexico	423,185	—	423,185	3,312	4,407
Other Americas	61,583	—	61,583	6,600	22,465
Total Americas	1,011,888	23,316	1,035,204	137,594	562,097
United Kingdom	234,858	11,083	245,941	26,506	82,690
Other Europe, Middle East and Africa	49,972	—	49,972	4,256	11,381
Total EMEA	284,830	11,083	295,913	30,762	94,071
Asia-Pacific	242,040	25,619	267,659	17,524	20,721
Eliminations	—	(60,018)	(60,018)	—	—
Total	$1,538,758	$—	$1,538,758	$185,880	$676,889

Pursuant to ASC 280 Segment Reporting, external revenues are attributed to individual countries based upon the location of our selling entity.

* * * * * *

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters in the fiscal years ended June 30, 2023 and 2024 (in thousands, except per share data):

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2022	2022	2023	2023

	(Unaudited)
Net revenues	$268,071	$295,597	$302,889	$411,870
Costs of goods sold	180,574	199,390	199,103	268,850
Gross profit	87,497	96,207	103,786	143,020
Operating expenses:
Selling, general and administrative	53,438	54,003	53,707	67,165
Research and development	14,540	14,456	14,852	15,504
Impairment, restructuring and other charges, net	1,219	2,257	890	3,200
Total operating expenses	69,197	70,716	69,449	85,869
Income from operations	18,300	25,491	34,337	57,151
Interest and other expense, net	(3,432)	(5,180)	(5,727)	(5,702)
Other income	—	—	—	—
Income before income taxes	14,868	20,311	28,610	51,449
Provision for income taxes	(3,633)	(3,957)	(6,802)	(9,068)
Net income	$11,235	$16,354	$21,808	$42,381
Basic earnings per common share	$0.66	$0.97	$1.30	$2.53
Diluted earnings per common share	$0.65	$0.96	$1.27	$2.46

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2023	2023	2024	2024

	(Unaudited)
Net revenues	$279,210	$373,235	$405,406	$480,907
Costs of goods sold	180,465	231,934	269,311	326,590
Gross profit	98,745	141,301	136,095	154,317
Operating expenses:
Selling, general and administrative	59,798	71,604	66,584	71,745
Research and development	15,922	16,350	17,144	15,859
Impairment, restructuring and other charges, net	466	1,026	1,004	3,895
Total operating expenses	76,186	88,980	84,732	91,499
Income from operations	22,559	52,321	51,363	62,818
Interest and other expense, net	(5,748)	(6,534)	(7,407)	(8,158)
Income before income taxes	16,811	45,787	43,956	54,660
Provision for income taxes	(3,932)	(9,234)	(9,913)	(9,981)
Net income	$12,879	$36,553	$34,043	$44,679
Basic earnings per common share	$0.77	$2.15	$2.00	$2.62
Diluted earnings per common share	$0.75	$2.11	$1.95	$2.55

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Amended and Restated Bylaws of OSI Systems, Inc. (18)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture, dated as of July 19, 2024, between OSI Systems, Inc. and U.S. Bank Trust Company, National Association, as trustee. (13)
4.3	Form of certificate representing the 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.2). (13)
4.4*	Description of Capital Stock
10.1†	Second Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	First Amendment to Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan
10.5†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.6	Eighth Amendment to Credit Agreement dated August 11, 2022 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (17)
10.7†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (6)
10.8†	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc. (11)
10.9†	Second Amendment to Employment Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (7)
10.10†	Amended and Restated Employment Agreement dated April 29, 2024 between Alan Edrick and OSI Systems, Inc. (12)
10.11†	Amended and Restated Employment Agreement dated April 29, 2024 between Ajay Mehra and OSI Systems, Inc. (12)
10.12†	Amended and Restated Employment Agreement dated April 29, 2024 between Victor Sze and OSI Systems, Inc. (12)
10.13†	Employment Agreement effective as of January 1, 2012 between Manoocher Mansouri and OSI Systems, Inc. (6)
10.14†*	Amendment to Employment Agreement effective as of July 1, 2015 between Manoocher Mansouri and OSI Systems, Inc.
10.15†	Amended and Restated Retirement Benefit Award Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (7)
10.16†	First Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of June 19, 2020 by and between Deepak Chopra and OSI Systems, Inc. (15)
10.17†	Second Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of August 19, 2020 by and between Deepak Chopra and OSI Systems, Inc.(15)
10.18†	Third Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of October 27, 2021 by and between Deepak Chopra and OSI Systems, Inc. (16)
10.19†	Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (8)
10.20†	Amendment to Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (19)
10.21†	Form of Restricted Stock Award Agreement (9)
10.22†	Form of Restricted Stock Unit Award Agreement (9)
10.23†	Form of Stock Option Agreement (9)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 23, 2016 (10)
19.1*	OSI Systems, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
97.1*	Policy for Recovery of Erroneously Awarded Compensation
101.1	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024 formatted in XBRL (eXtensible Business Reporting Language) as follows:

No.	EXHIBIT DESCRIPTION

(i) the consolidated balance sheets
(ii) the consolidated statements of operations
(iii) the consolidated statements of comprehensive income
(iv) the consolidated statements of stockholders’ equity
(v) the consolidated statements of cash flows
(vi) the notes to the consolidated financial statements, tagged in summary and detail
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*Filed herewith

†	Denotes a management contract or compensatory plan or arrangement.
(1)	Previously filed with our Current Report on Form 8-K filed on March 8, 2010.
(2)	Previously filed with our Quarterly Report on Form 10-Q filed on January 26, 2024.
(3)	Previously filed with our Current Report on Form 8-K filed on October 10, 2008.
(4)	Previously filed with our Quarterly Report on Form 10-Q filed on October 24, 2014.
(5)	Previously filed with our Annual Report on Form 10-K filed on August 27, 2010.
(6)	Previously filed with our Current Report on Form 8-K filed on April 6, 2012.
(7)	Previously filed with our Current Report on Form 8-K filed on January 5, 2018.
(8)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2020.
(9)	Previously filed with our Registration Statement on Form S-8 filed on August 16, 2013.
(10)	Previously filed with our Current Report on Form 8-K filed on May 23, 2016.
(11)	Previously filed with our Quarterly Report on Form 10-Q filed on January 28, 2016.
(12)	Previously filed with our Quarterly Report on Form 10-Q filed on April 30, 2024.
(13)	Previously filed with our Current Report on Form 8-K filed on July 19, 2024.
(14)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2016.
(15)	Previously filed with our Annual Report on Form 10-K filed on August 21, 2020.
(16)	Previously filed with our Quarterly Report on Form 10-Q filed on October 29, 2021.
(17)	Previously filed with our Annual Report on Form 10-K filed on August 19, 2022.
(18)	Previously filed with our Quarterly Report on Form 10-Q filed on January 27, 2023.
(19)	Previously filed with our Proxy Statement on Schedule 14A filed on October 27, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: August 29, 2024	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 29, 2024

/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 29, 2024

/s/ CARY OKAWA.	Chief Accounting Officer (Principal Accounting Officer)	August 29, 2024
Cary Okawa

/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 29, 2024

/s/ GERALD CHIZEVER Gerald Chizever	Director	August 29, 2024

/s/ JAMES B. HAWKINS James B. Hawkins	Director	August 29, 2024

/s/ MEYER LUSKIN Meyer Luskin	Director	August 29, 2024

/s/ KELLI BERNARD Kelli Bernard	Director	August 29, 2024

II-2