Form 10-Q
period 2024-09-30
OSI SYSTEMS INC
filed 2024-10-25
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 21, 2024, there were 16,710,749 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	September 30,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,353	$85,053
Accounts receivable, net	648,155	687,610
Inventories	397,939	456,030
Prepaid expenses and other current assets	74,077	81,310
Total current assets	1,215,524	1,310,003
Property and equipment, net	113,967	124,613
Goodwill	351,480	381,444
Intangible assets, net	139,529	183,222
Other assets	115,508	114,232
Total assets	$1,936,008	$2,113,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$384,000	$259,000
Current portion of long-term debt	8,167	8,217
Accounts payable	191,149	191,932
Accrued payroll and related expenses	46,732	41,048
Advances from customers	53,431	63,996
Other accrued expenses and current liabilities	131,158	148,343
Total current liabilities	814,637	712,536
Long-term debt, net	129,383	468,084
Other long-term liabilities	128,505	146,399
Total liabilities	1,072,525	1,327,019
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 17,055,497 shares at June 30, 2024 and 16,710,749 shares at September 30, 2024	24,289	17
Retained earnings	861,230	810,553
Accumulated other comprehensive loss	(22,036)	(24,075)
Total stockholders’ equity	863,483	786,495
Total liabilities and stockholders’ equity	$1,936,008	$2,113,514

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2023	2024
Net revenues:
Products	$199,709	$255,808
Services	79,501	88,199
Total net revenues	279,210	344,007
Cost of goods sold:
Products	136,983	170,422
Services	43,482	52,083
Total cost of goods sold	180,465	222,505
Gross profit	98,745	121,502
Operating expenses:
Selling, general and administrative	59,798	72,223
Research and development	15,922	17,773
Restructuring and other charges, net	466	1,178
Total operating expenses	76,186	91,174
Income from operations	22,559	30,328
Interest and other expense, net	(5,748)	(7,359)
Income before income taxes	16,811	22,969
Provision for income taxes	(3,932)	(5,033)
Net income	$12,879	$17,936
Earnings per share:
Basic	$0.77	$1.07
Diluted	$0.75	$1.05
Shares used in per share calculation:
Basic	16,825	16,742
Diluted	17,175	17,055

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2023	2024
Net income	$12,879	$17,936
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(3,172)	1,181
Net unrealized gain (loss) on derivatives, net of tax	1,147	(3,220)
Other, net of tax	137	—
Other comprehensive loss	(1,888)	(2,039)
Comprehensive income	$10,991	$15,897

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended September 30, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	4,752	420	—	—	420
Vesting of RSUs	363,820	—	—	—	—
Shares issued under employee stock purchase plan	29,813	2,031	—	—	2,031
Stock-based compensation expense	—	7,089	—	—	7,089
Taxes paid related to net share settlement of equity awards	(166,315)	(19,358)	(2,881)	—	(22,239)
Net income	—	—	12,879	—	12,879
Other comprehensive loss	—	—	—	(1,888)	(1,888)
Balance—September 30, 2023	16,987,842	$17	$745,955	$(21,515)	$724,457

	Three Months Ended September 30, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483
Exercise of stock options	957	70	—	—	70
Vesting of RSUs	297,418	—	—	—	—
Shares issued under employee stock purchase plan	31,143	2,329	—	—	2,329
Stock-based compensation expense	—	6,422	—	—	6,422
Repurchase of common stock	(531,314)	(28,919)	(51,524)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(142,952)	(4,174)	(17,089)	—	(21,263)
Net income	—	—	17,936	—	17,936
Other comprehensive loss	—	—	—	(2,039)	(2,039)
Balance—September 30, 2024	16,710,749	$17	$810,553	$(24,075)	$786,495

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2023	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,879	$17,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	9,568	11,450
Stock-based compensation expense	7,089	6,422
Recovery of losses on accounts receivable	(433)	(427)
Deferred income taxes	208	(851)
Amortization of debt discount and issuance costs	—	354
Other	42	(21)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	55,868	(30,187)
Inventories	(82,035)	(54,458)
Prepaid expenses and other assets	(7,605)	(23,325)
Accounts payable	25,851	(4,952)
Accrued payroll and related expenses	(6,606)	(7,811)
Advances from customers	10,770	10,267
Deferred revenue	(7,142)	11,485
Other	(1,310)	26,958
Net cash provided by (used in) operating activities	17,144	(37,160)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,239)	(7,705)
Proceeds from sale of property and equipment	44	85
Purchases of certificates of deposit	(2,068)	—
Proceeds from maturities of certificates of deposit	1,839	—
Acquisition of business, net of cash acquired	—	(75,500)
Payments for intangible and other assets	(4,154)	(4,372)
Net cash used in investing activities	(9,578)	(87,492)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	20,000	(125,000)
Proceeds from long-term debt	394	340,475
Payments on long-term debt	(2,073)	(2,078)
Proceeds from exercise of stock options and employee stock purchase plan	2,451	2,399
Payment of contingent consideration	(383)	(331)
Repurchase of common stock	—	(80,443)
Taxes paid related to net share settlement of equity awards	(22,239)	(21,263)
Net cash provided by (used in) financing activities	(1,850)	113,759
Effect of exchange rate changes on cash	125	593
Net increase (decrease) in cash and cash equivalents	5,841	(10,300)
Cash and cash equivalents—beginning of period	76,750	95,353
Cash and cash equivalents—end of period	$82,591	$85,053
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$5,455	$5,231
Income taxes	$6,795	$13,540

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full 2025 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs of sales and expenses during the reporting period. The most significant of these estimates and assumptions for our company relate to contract revenue, fair values of assets acquired and liabilities assumed in business combinations, values for inventories reported at lower of cost or net realizable value, stock-based compensation expense, income taxes, accrued warranty costs, contingent consideration, allowance for doubtful accounts, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Due to the inherent uncertainty involved in making estimates, our actual amounts reported in future periods could differ materially from estimated amounts.

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 because the principal amount of the 2029 Notes will be settled in cash upon conversion. There was no dilutive effect of the 2029 Notes for the three months ended September 30, 2024.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2023	2024
Net income available to common stockholders	$12,879	$17,936
Weighted average shares outstanding—basic	16,825	16,742
Dilutive effect of equity awards	350	313
Weighted average shares outstanding—diluted	17,175	17,055
Basic earnings per share	$0.77	$1.07
Diluted earnings per share	$0.75	$1.05
Shares excluded from diluted earnings per share due to their anti-dilutive effect	8	22

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $85.1 million at September 30, 2024. Of this amount, approximately 81% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom, Singapore, Canada and Malaysia and to a lesser extent in Mexico, Egypt, Indonesia Albania and Australia, among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions which we believe to be of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2024 and September 30, 2024.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2024				September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$49,679	$—	$49,679	$—	$52,430	$—	$52,430
Assets – Interest rate swap contract	$—	$4,735	$—	$4,735	$—	$676	$—	$676
Liabilities—Convertible debt	$—	$—	$—	$—	$—	$363,552	$—	$363,552
Liabilities—Contingent consideration	$—	$—	$15,375	$15,375	$—	$—	$24,246	$24,246

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the three months ended September 30, 2023 and 2024 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2024 and September 30, 2024, we held foreign currency forward contracts with notional amounts totaling $96.4 million and $101.7 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2024 and September 30, 2024 were not significant.

Our interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”) based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in our consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment of the interest rate swap hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective.

As of June 30, 2024 and September 30, 2024, the notional amount of the derivative instruments designated as an interest rate swap hedge was $175 million. The fair value of the interest rate swap contract as of as of June 30, 2024 and September 30, 2024 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended September 30,
	2023	2024
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(5,748)	$(7,359)
Gain (loss) recognized in other comprehensive income (loss), net of tax	1,147	(3,220)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	872	900

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the first quarter of fiscal year 2025.

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the potential impact of ASU 2023-07 on disclosures in our Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid to or received from federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the potential impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements.

2. Business Combinations

Under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the acquisition method of accounting requires us to record assets acquired less liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions which are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period for fair value, which is up to one year from the acquisition date, as additional information that existed at the acquisition date becomes available, we may record adjustments to the preliminary assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are included in earnings.

Fiscal Year 2025 Business Acquisition

In September 2024, we (through our Security division) acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions for approximately $76.0 million, plus up to $24.0 million in potential contingent consideration. We paid $75.5 million in cash at the closing of the transaction and recorded a holdback liability of $0.5 million which is expected to be paid before the end of the current fiscal year. The cash paid for this acquisition was financed with borrowings from our credit facility. The acquisition date fair value of the contingent consideration was $9.7 million, therefore, when combined with the amount of cash paid at close and the holdback amount, total purchase consideration was $85.7 million which has been allocated to the preliminary fair value of assets acquired and liabilities assumed. The preliminary acquisition date fair value of total assets acquired was $115.0 million which comprised accounts receivable of $29.8 million, inventory and other current assets of $5.9 million, property and equipment of $7.0 million, goodwill of $28.4 million and other intangible assets of $43.9 million. The goodwill recognized for this business acquisition is not deductible for income tax purposes. Other intangible assets include amortizable intangible assets of $35.9 million with amortization periods of 7 to 10 years and an indefinite-lived intangible asset of $8.0 million. The preliminary acquisition date fair value of total liabilities assumed was $29.3 million, which includes a deferred tax liability of $8.4 million that was recognized primarily due to the acquisition of other intangible assets. The preliminary valuation of the assets acquired, liabilities assumed and contingent consideration in the acquisition is subject to revision. If additional information becomes available, we may further revise the preliminary purchase price allocation as soon as practical, but no later than one year from the acquisition date. Revenue from this acquired business was $4.0 million from the acquisition date through September 30, 2024.

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

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
Accounts receivable, net	2024	2024
Accounts receivable	$667,227	$706,844
Less allowance for doubtful accounts	(19,072)	(19,234)
Total	$648,155	$687,610

	June 30,	September 30,
Inventories	2024	2024
Raw materials	$238,086	$242,738
Work-in-process	66,910	86,425
Finished goods	92,943	126,867
Total	$397,939	$456,030

	June 30,	September 30,
Property and equipment, net	2024	2024
Land	$15,494	$16,125
Buildings, civil works and improvements	48,552	53,166
Leasehold improvements	13,573	15,462
Equipment and tooling	146,819	150,072
Furniture and fixtures	3,348	3,409
Computer equipment	22,597	23,870
Computer software	29,195	29,710
Computer software implementation in process	6,514	6,015
Construction in process	6,986	10,153
Total	293,078	307,982
Less accumulated depreciation and amortization	(179,111)	(183,369)
Property and equipment, net	$113,967	$124,613

Depreciation and amortization expense for property and equipment was $4.9 million and $6.7 million , respectively, for the three months ended September 30, 2023 and 2024.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the three-month period ended September 30, 2024 were as follows (in thousands):

		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2024	$232,215	$70,807	$48,458	$351,480
Goodwill acquired during the period (see Note 2)	28,372	—	—	28,372
Foreign currency translation adjustment	223	1,201	168	1,592
Balance as of September 30, 2024	$260,810	$72,008	$48,626	$381,444

Intangible assets consisted of the following (in thousands):

	June 30, 2024			September 30, 2024
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$79,228	$(10,646)	$68,582	$83,339	$(11,353)	$71,986
Patents	9,116	(3,861)	5,255	9,265	(3,975)	5,290
Developed technology	70,186	(45,740)	24,446	97,284	(47,801)	49,483
Customer relationships	51,113	(41,421)	9,692	42,901	(26,051)	16,850
Total amortizable assets	209,643	(101,668)	107,975	232,789	(89,180)	143,609
Non-amortizable assets:
Trademarks	31,554	—	31,554	39,613	—	39,613
Total intangible assets	$241,197	$(101,668)	$139,529	$272,402	$(89,180)	$183,222

During the three months ended September 30, 2024 intangible assets of $43.9 million were included in the business acquisition described in Note 2.

Amortization expense related to intangible assets was $4.7 and $4.8 million for the three months ended September 30, 2023 and 2024, respectively.

At September 30, 2024, the estimated future amortization expense for amortizable intangible assets was as follows (in thousands):

Fiscal Year

2025 (remaining 9 months)	$15,814
2026	17,965
2027	16,356
2028	15,532
2029	13,533
Thereafter	64,409
Total	$143,609

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended September 30, 2023 and 2024, we capitalized software development costs in the amounts of $4.0 million and $4.2 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2024 and September 30, 2024, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	September 30,
	2024	2024	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$338,944	$346,589	$7,645	2%

Contract Liabilities (in thousands)

	June 30,	September 30,
	2024	2024	Change	% Change
Advances from customers	$53,431	$63,996	$10,565	20%
Deferred revenue—current	46,855	56,880	10,025	21%
Deferred revenue—long-term	22,809	23,750	941	4%

Contract Assets. Contract assets increased by approximately $7.6 million due to $27.9 million from the business acquisition described in Note 2, partially offset by decreases in unbilled revenue primarily from the achievement of certain milestones in our Security division which gives us the right to invoice customers.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 30, 2024, the portion of the transaction price allocated to remaining performance obligations was approximately $805.2 million. We expect to recognize revenue on approximately of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the three months ended September 30, 2024, we recognized revenue of $32.5 million from contract liabilities existing at the beginning of the period.

Practical Expedients. In cases where we are responsible for shipping after the customer has obtained control of the goods, we have elected to treat the shipping activities as fulfillment activities rather than as separate performance obligations. Additionally, we have elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. We only give consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year.

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2023	2024
Operating lease cost	$2,805	$2,813
Variable lease cost	265	194
Short-term lease cost	325	497
	$3,395	$3,504

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2024	September 30, 2024
Operating lease right of use (“ROU”) assets, net	Other assets	$30,040	$28,994

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,706	$9,745
Operating lease liabilities, long-term	Other long-term liabilities	21,127	20,042
Total operating lease liabilities		$30,833	$29,787

Weighted average remaining lease term			3.6 years
Weighted average discount rate			4.6%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2023	2024
Cash paid for operating lease liabilities	$2,994	$2,895
ROU assets obtained in exchange for new lease obligations	1,791	252

Maturities of operating lease liabilities at September 30, 2024 were as follows (in thousands):

September 30, 2024
Less than one year	$10,840
1 – 2 years	9,407
2 – 3 years	6,821
3 – 4 years	2,533
4 – 5 years	1,272
Thereafter	1,432
32,305
Less: imputed interest	(2,518)
Total lease liabilities	$29,787

7. Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers and to effectively integrate acquisitions and thereby improve our operational efficiency.

During the three months ended September 30, 2024, we recognized $1.2 million in restructuring and other charges, which included $0.6 million for employee terminations, $0.2 million for facility closure costs for operational efficiency activities, and $0.4 million in acquisition related costs.

During the three months ended September 30, 2023, we recognized $0.5 million in restructuring and other charges, which included $0.1 million in legal charges, $0.1 million for employee terminations, $0.1 million for facility closure costs for operational efficiency activities, and $0.2 million in acquisition related costs.

The following tables summarize restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended September 30, 2023
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$208	$—	$—	$—	$208
Employee termination costs	13	—	—	110	123
Facility closures/consolidation	—	51	—	—	51
Legal costs, net	52	—	—	32	84
Total	$273	$51	$—	$142	$466

	Three Months Ended September 30, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$350	$—	$—	$—	$350
Employee termination costs	123	304	152	—	579
Facility closures/consolidation	6	243	—	—	249
Total	$479	$547	$152	$—	$1,178

The accrued liability for restructuring and other charges is included in Other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the three-month period ended September 30, 2024 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2024	$496	$294	$227	$808	$1,825
Restructuring and other charges, net	350	579	249	—	1,178
Payments, adjustments and reimbursements, net	(503)	(762)	(276)	(4)	(1,545)
Balance as of September 30, 2024	$343	$111	$200	$804	$1,458

8. Borrowings

Revolving Credit Facility

Our senior secured credit facility comprises a term loan and a $600 million revolving credit facility which mature in December 2026. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by an amount equal to the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the facility bore interest at SOFR plus a margin of 1.25% as of September 30, 2024 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of September 30, 2024 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of September 30, 2024, there were $259.0 million of borrowings outstanding under the revolving credit facility, $77.1 million outstanding under the letters of credit sub-facility, and $133.8 million outstanding under the term loan. As of September 30, 2024, the amount available to borrow under the revolving credit facility was $263.9 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of September 30, 2024, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details.

2.25% Convertible Senior Notes Due 2029

In July 2024, we issued an aggregate of $350.0 million principal amount of 2.25% convertible senior notes due in August 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, at an issuance price equal to 97.5% of the principal amount. The 2029 Notes were issued pursuant to and are governed by an indenture dated July 19, 2024 The proceeds from the issuance of the 2029 Notes were $340.4 million, net of the issuance discount and debt issuance costs.

The 2029 Notes are unsecured obligations which bear regular interest at 2.25% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2025. The 2029 Notes will mature on August 1, 2029, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2029 Notes are convertible into a combination of cash and shares of our common stock, at an initial conversion rate of 5.2090 shares of common stock per $1,000 principal amount of 2029 Notes, which is equivalent to an initial conversion price of approximately $191.98 per share of our common stock. The default settlement method is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of notes. The conversion rate is subject to customary adjustments for certain dilutive events. We may redeem for cash all or any portion of the 2029 Notes, at our option, on or after August 6, 2027 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders may require us to repurchase the 2029 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.

Holders of the 2029 Notes may convert all or a portion of their 2029 Notes at their option prior to May 1, 2029, in multiples of $1,000 principal amounts, only under the following circumstances (i) during any calendar quarter commencing after the quarter ended on September 30, 2024 (and only during such calendar quarter), if our common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of specified corporate events or certain distributions on our common stock; or (iv) if we call any or all 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption.

On or after May 1, 2029, the 2029 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2029 Notes who convert the 2029 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2029 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate.

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of September 30, 2024 (in thousands):

September 30,
2024
Principal amount	$350,000
Unamortized debt discount and issuance costs	(9,201)
Net carrying amount	$340,799

Fair value (Level 2)	$363,552

The 2029 Notes were not eligible for conversion as of September 30, 2024. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of September 30, 2024 we were in compliance with applicable covenants under the indenture governing the 2029 Notes.

For the three months ended September 30, 2024, total interest expense for the 2029 Notes was $1.9 million, which consisted of $1.6 million of contractual interest expense and $0.3 million of amortization of debt discount and issuance costs. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of September 30, 2024, $55.9 million was outstanding under these letter-of-credit facilities. As of September 30, 2024, the total amount available under these credit facilities was $30.3 million.

Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2024	2024
Term loan	$135,625	$133,750
2029 Notes, net	—	340,799
Other long-term debt	1,925	1,752
	137,550	476,301
Less current portion of long-term debt	(8,167)	(8,217)
Long-term portion of debt	$129,383	$468,084

Future principal payments of long-term debt by fiscal year as of September 30, 2024 are as follows (in thousands):

2025 (9 months remaining)	$6,137
2026	8,157
2027	121,058
2028	147
2029 and thereafter	340,802
Total	$476,301

9. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2024, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2023	2024
Cost of goods sold	$232	$244
Selling, general and administrative	6,731	6,024
Research and development	126	154
Stock-based compensation expense	$7,089	$6,422

As of September 30, 2024, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $0.7 million for stock options and $18.4 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 1.8 years with respect to the stock options and 2.3 years with respect to the RSUs.

The following summarizes stock option activity during the three months ended September 30, 2024:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2024	78,958	$97.87
Granted	—	—
Exercised	(957)	69.64
Expired or forfeited	—	—
Outstanding at September 30, 2024	78,001	$105.17	7.4 years	$4,182
Exercisable at September 30, 2024	33,690	$89.06	6.0 years	$2,115

The following summarizes RSU award activity during the three months ended September 30, 2024:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2024	391,591	$99.21
Granted	253,256	95.41
Vested	(297,418)	130.64
Forfeited	(2,400)	98.75
Nonvested at September 30, 2024	345,029	$106.76

As of September 30, 2024, there were approximately 2.1 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 75,988 and 54,563 performance-based RSUs during the three months ended September 30, 2023 and 2024, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the three months ended September 30, 2024, we repurchased 531,314 shares of common stock for an aggregate purchase price of approximately $80 million. As of September 30, 2024, there were 1,190,556 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $56.8 million as of September 30, 2024.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2024 to September 30, 2024 of the contingent consideration liability, which is included in Other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2024	$15,375
Business acquisition (Note 2)	9,730
Foreign currency translation adjustment	188
Changes in fair value for contingent earnout obligations	(716)
Payments on contingent earnout obligations	(331)
Ending fair value, September 30, 2024	$24,246

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

Indemnifications and Certain Employment-Related Contingencies

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to, among other factors, the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2024.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2023	2024
Balance at beginning of period	$11,149	$11,089
Additions	312	988
Reductions for warranty repair costs and adjustments	(902)	(719)
Balance at end of period	$10,559	$11,358

Legal Proceedings

In February 2023, one of our subsidiaries received a subpoena from the U.S. Department of Justice (“DoJ”). The subpoena was issued as part of a DoJ case against a former employee of an OSI Systems subsidiary for embezzlement and other conduct occurring before he was hired by our subsidiary and while he was employed by another company in the United States and Mexico. The subpoena requests documents and records relating to, among other things, the former employee and the Company’s business dealings in Mexico since 2020. In February 2024, we received a follow-up subpoena requesting the same categories of documents but extending the relevant time period through to the date of the second subpoena. We have produced documents in response to these subpoenas and intend to cooperate with any further subpoenas or other requests in connection with this or any ensuing investigation. In September 2024, we received a subpoena requesting records relating to certain entities in Honduras. Consistent with past practice, we intend to cooperate with requests arising from this most recent subpoena.

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

The effective tax rates for the three months ended September 30, 2023 and 2024 were 23.4% and 21.9%, respectively. During the three months ended September 30, 2023 and 2024, we recognized a net discrete tax benefit of $0.4 million and $0.5 million, respectively, related to equity-based compensation under ASU 2016-09.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended
	September 30,
	2023	2024
Revenues (1) —by Segment:
Security division	$164,629	$224,314
Optoelectronics and Manufacturing division, including intersegment revenues	96,128	97,795
Healthcare division	37,787	37,102
Intersegment revenues elimination	(19,334)	(15,204)
Total	$279,210	$344,007

Income (loss) from operations —by Segment:
Security division	$20,609	$28,856
Optoelectronics and Manufacturing division	11,437	10,609
Healthcare division	164	800
Corporate	(9,916)	(9,510)
Intersegment Eliminations	265	(427)
Total	$22,559	$30,328

	June 30,	September 30,
	2024	2024
Assets (2) —by Segment:
Security division	$1,333,259	$1,514,264
Optoelectronics and Manufacturing division	288,629	289,302
Healthcare division	255,093	255,639
Corporate	106,078	100,958
Eliminations (3)	(47,051)	(46,649)
Total	$1,936,008	$2,113,514
(1)For the three months ended September 30, 2023, no customer accounted for greater than 10% of total net revenues. For the three months ended September 30, 2024, one Security division customer accounted for 14% of net revenues.
(2)As of June 30, 2024, two customers in the Security division accounted for 39% and 10%, respectively, of accounts receivable, net. As of September 30, 2024, two customers in the Security division accounted for 37% and 12%, respectively, of accounts receivable, net.
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

This management’s discussion and analysis of financial condition as of September 30, 2024 and results of operations for the three months ended September 30, 2024 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; the impact of potential information technology, cybersecurity or data security breaches; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict or conflicts in the Middle East, including the potential for broad economic disruption; global economic uncertainty; material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those factors described in our other SEC filings. All forward-looking statements contained in this report are qualified in their entirety by this Section. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Security and inspection products are used in airports and at a wide range of other facilities such as border crossings, seaports, freight forwarding operations (to screen cargo before it is loaded onto airplanes and ships), government and military installations, sports and concert venues, correctional facilities, and other locations where the interdiction of criminal activities is paramount. The U.S. Department of Homeland Security has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airplanes, and obtaining and transporting explosives, weapons and their components, and to prevent human trafficking, among other serious crimes. These initiatives, such as the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration’s Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in increased demand for security and inspection products, as have similar programs undertaken by governments around the world. Revenues from our Security division accounted for 59% and 65% of our total consolidated revenues for the three months ended September 30, 2023 and 2024, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 28% and 24% of our total consolidated revenues for the three months ended September 30, 2023 and 2024, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 13% and 11% of our total consolidated revenues for the three months ended September 30, 2023 and 2024, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. We are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by supply chain disruptions, inflationary pressure, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with political unrest internationally and the volatile U.S. political climate, including uncertainty regarding the upcoming U.S. presidential election, have created uncertainty and impacted demand for certain of our products and services. Conflicts in Gaza and nearby regions have created political and economic uncertainty in the Middle East. Also, the continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. We do not know how long this uncertainty will continue. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

Healthcare Considerations. Our Healthcare division experienced some increased demand for its patient monitoring products as a result of the COVID-19 pandemic during the earlier stages of the pandemic. Certain hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, and higher interest rates make access to credit more expensive. Continuation of these macroeconomic conditions would likely have an adverse impact on hospitals’ spend on capital equipment and thereby could have a material adverse effect on our business, results of operations and financial condition.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 0.7% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the strengthening of the U.S. dollar against other foreign currencies in 2024. Any further strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the fiscal year, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the fiscal year.

Results of Operations for the Three Months Ended September 30, 2023 (Q1 Fiscal 2024) Compared to the Three Months Ended September 30, 2024 (Q1 Fiscal 2025) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$ Change	% Change
Security	$164.6	59.0%	$224.3	65.2%	$59.7	36.3%
Optoelectronics and Manufacturing	76.8	27.5	82.6	24.0	5.8	7.6
Healthcare	37.8	13.5	37.1	10.8	(0.7)	(1.9)
Total net revenues	$279.2	100%	$344.0	100.0%	$64.8	23.2%

Revenues for the Security division during Q1 fiscal 2025 increased year-over-year due to increases in product and service revenues of approximately $52.1 million and $7.6 million, respectively. The increase in product revenues was primarily driven by growth in cargo and vehicle inspection systems, trace detections systems, checkpoint screening sales, and the acquired business further described in Note 2 to the condensed consolidated financial statements. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during Q1 fiscal 2025 increased year-over-year as a result of an increase in revenues in our contract manufacturing business of approximately $7.4 million, offset by a decrease in revenues in our optoelectronics business of approximately $1.6 million.

Revenues for the Healthcare division during Q1 fiscal 2025 decreased year-over-year due to lower product sales of $2.2 million, partially offset by an increase in service revenues of $1.5 million.

Gross Profit

	Q1	% of	Q1	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Gross profit	$98.7	35.4%	$121.5	35.3%

Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Gross profit increased approximately $22.8 million in Q1 fiscal 2025 as compared to the prior year driven by the increase in sales. Our cost of goods sold increased year-over-year primarily as a result of the increase in revenues.

Operating Expenses

	Q1	% of	Q1	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$ Change	% Change
Selling, general and administrative	$59.8	21.4%	$72.2	21.0%	$12.4	20.7%
Research and development	15.9	5.7	17.8	5.2	1.9	11.9
Impairment, restructuring and other charges, net	0.5	0.2	1.2	0.3	0.7	140.0
Total operating expenses	$76.2	27.3%	$91.2	26.5%	$15.0	19.7%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, and depreciation and amortization expense. SG&A expense for Q1 fiscal 2025 was $12.4 million higher than in the same prior-year period primarily due to unfavorable foreign currency exchange rates and an increase in employee compensation in Q1 fiscal 2025 to support the growth of the Company as compared to the same prior-year period.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expenses increased $1.9 million in Q1 fiscal 2025 as compared to Q1 fiscal 2024 driven by increased compensation costs to support new product development initiatives primarily in our Security division.

Restructuring and other charges. Restructuring and other charges generally consist of costs relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During Q1 fiscal 2025, restructuring and other charges consisted of $0.4 million for acquisition activity and $0.8 million related to employee terminations, and legal and other costs. During Q1 fiscal 2024, restructuring and other charges consisted of $0.2 million for acquisition activity and $0.3 million related to employee terminations, and legal and other costs.

Interest and Other Expense, Net

	Q1	% of	Q1	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Interest and other expense, net	$5.7	2.0%	$7.4	2.2%

Interest and other expense, net. For Q1 fiscal 2025, interest and other expense, net was $7.4 million as compared to $5.7 million in the same prior-year period. This increase was driven by higher average levels of borrowings primarily to support the increase in working capital associated with the growth in revenues and for the repurchase of approximately $80 million of common stock in July 2024.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q1 fiscal 2025 and 2024, we recognized a provision for income taxes of $5.0 million and $3.9 million, respectively. The effective tax rates for Q1 fiscal 2025 and 2024 were 21.9% and 23.4%, respectively. During Q1 fiscal 2025 and 2024, we recognized a net discrete tax benefit of $0.5 million and $0.4 million, respectively, related to equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $85.1 million at September 30, 2024, a decrease of $10.3 million, or 11%, from $95.4 million at June 30, 2024. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future beyond that. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

In July 2024, we issued an aggregate of $350.0 million principal amount of 2.25% convertible senior notes due in August 2029 In connection with the issuance of the 2029 Notes, we repurchased 531,314 shares of our common stock for approximately $80 million.

Our credit facility comprises a term loan and a $600 million revolving credit facility, which includes a $300 million sub-facility for letters of credit. As of September 30, 2024, there was $133.8 million outstanding under the term loan, $259.0 million outstanding under our revolving credit facility and $77.1 million of outstanding letters of credit. As of September 30, 2024, the total amount available under our revolving credit facility was $263.9 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During Q1 fiscal 2025, we used cash from operations of $37.2 million compared to cash provided by operations of $17.1 million in the comparable prior-year period. The net change in cash flows from operating activities was due primarily to a net increase in accounts receivable, inventories and other current assets in the Security division, partially offset by other changes in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $87.5 million for Q1 fiscal 2025 as compared to $9.6 million in the same prior-year period. We used $75.5 million for a business acquisition during the three-month period ended September 30, 2024. Capital expenditures in the three-month period ended September 30, 2024 were $7.7 million compared to $5.2 million in the same prior-year period. Expenditures for intangible and other assets in the three-month period ended September 30, 2024 were $4.4 million compared to $4.2 million in the same prior-year period.

Cash Used in Financing Activities. Net cash provided by financing activities was $113.8 million during Q1 fiscal 2025, compared to $1.9 million used during the same prior-year period. The change in cash flows from financing activities was primarily due to net proceeds of $340.4 million from the 2029 Notes, partially offset by (1) net repayment of $125.0 million on our credit facility and (2) repurchase of common shares of $80.4 million. Taxes paid related to net share settlement of equity awards was $21.3 million during Q1 fiscal 2025 compared to $22.2 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $85.1 million at September 30, 2024. Of this amount, approximately 81% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the, India, UK, Singapore, Canada and Malaysia and to a lesser extent in Mexico, Egypt, Indonesia, Albania, and Australia among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended September 30, 2024:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
July 1 to July 31, 2024	531,314	$150.57	531,314	1,190,556
August 1 to August 31, 2024	—	$—	—	1,190,556
September 1 to September 30, 2024	—	$—	—	1,190,556
	531,314		531,314
(1)	In September 2022, when there were 1,131,301 shares remaining authorized to repurchase under the then-existing share repurchase program, the Board of Directors renewed the authorization and revised the maximum number of shares to 2,000,000 shares authorized under the stock repurchase program. Upon repurchase, shares of common stock are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the first quarter of fiscal year 2025, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. As discussed in Note 1, we are currently evaluating the potential impact on financial statement disclosures upon future adoption of ASU 2023 - 07 and ASU 2023 - 09. There were no new pronouncements adopted in the first quarter of fiscal year 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes in our exposure to market risk during the three months ended September 30, 2024 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to litigation and other legal proceedings and claims  arising in the ordinary course of our business or otherwise. More information regarding legal proceedings in which we are involved can be found under Note 10, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Report, which is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 29, 2024, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

In July 2024, we issued an aggregate of $350.0 million principal amount of 2.25% convertible senior notes due in August 2029. The 2029 Notes were issued to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The 2029 Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believe are “qualified institutional buyers,” as defined in, and in accordance with, Rule 144A under the Securities Act. Any shares of our common stock that may be issued upon conversion of the 2029 Notes will be issued in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by us exclusively with our security holders. Initially, a maximum of 2,324,490 shares of our common stock may be issued upon conversion of the 2029 Notes based on the initial maximum conversion rate of 6.6414 shares of common stock per $1,000 principal amount of 2029 Notes which is subject to customary anti-dilution adjustment provisions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the first quarter of fiscal 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Indenture, dated as of July 19, 2024, between OSI Systems, Inc. and U.S. Bank Trust Company, National Association, as trustee (1)

4.2	Form of certificate representing the 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1) (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)Previously filed with our Current Report on Form 8-K filed on July 19, 2024.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 25th day of October 2024.

OSI SYSTEMS, INC.

By:	/s/ Deepak Chopra
Deepak Chopra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Cary Okawa
Cary Okawa
Chief Accounting Officer
(Principal Accounting Officer)