Form 10-Q
period 2024-12-31
OSI SYSTEMS INC
filed 2025-01-24
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 21, 2025, there were 16,799,283 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	December 31,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,353	$101,633
Accounts receivable, net	648,155	703,933
Inventories	397,939	441,795
Prepaid expenses and other current assets	74,077	77,208
Total current assets	1,215,524	1,324,569
Property and equipment, net	113,967	124,023
Goodwill	351,480	382,166
Intangible assets, net	139,529	181,954
Other assets	115,508	118,202
Total assets	$1,936,008	$2,130,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$384,000	$236,000
Current portion of long-term debt	8,167	8,200
Accounts payable	191,149	183,768
Accrued payroll and related expenses	46,732	39,433
Advances from customers	53,431	76,494
Other accrued expenses and current liabilities	131,158	159,823
Total current liabilities	814,637	703,718
Long-term debt, net	129,383	466,560
Other long-term liabilities	128,505	134,806
Total liabilities	1,072,525	1,305,084
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 17,055,497 shares at June 30, 2024 and 16,745,805 shares at December 31, 2024	24,289	8,933
Retained earnings	861,230	848,372
Accumulated other comprehensive loss	(22,036)	(31,475)
Total stockholders’ equity	863,483	825,830
Total liabilities and stockholders’ equity	$1,936,008	$2,130,914

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Net revenues:
Products	$290,179	$333,671	$489,888	$589,479
Services	83,056	86,149	162,557	174,348
Total net revenues	373,235	419,820	652,445	763,827
Cost of goods sold:
Products	187,385	224,087	324,368	394,509
Services	44,549	48,582	88,031	100,665
Total cost of goods sold	231,934	272,669	412,399	495,174
Gross profit	141,301	147,151	240,046	268,653
Operating expenses:
Selling, general and administrative	71,604	70,722	131,402	142,945
Research and development	16,350	18,257	32,272	36,030
Restructuring and other charges, net	1,026	215	1,492	1,393
Total operating expenses	88,980	89,194	165,166	180,368
Income from operations	52,321	57,957	74,880	88,285
Interest and other expense, net	(6,534)	(8,619)	(12,282)	(15,978)
Income before income taxes	45,787	49,338	62,598	72,307
Provision for income taxes	(9,234)	(11,519)	(13,166)	(16,552)
Net income	$36,553	$37,819	$49,432	$55,755
Earnings per share:
Basic	$2.15	$2.26	$2.92	$3.33
Diluted	$2.11	$2.22	$2.87	$3.27
Shares used in per share calculation:
Basic	16,995	16,724	16,910	16,733
Diluted	17,302	17,040	17,238	17,048

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Net income	$36,553	$37,819	$49,432	$55,755
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	5,395	(9,463)	2,223	(8,282)
Net unrealized gain (loss) on derivatives, net of tax	(3,390)	1,683	(2,243)	(1,537)
Other, net of tax	137	380	274	380
Other comprehensive income (loss)	2,142	(7,400)	254	(9,439)
Comprehensive income	$38,695	$30,419	$49,686	$46,316

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended December 31, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2023	16,987,842	$17	$745,955	$(21,515)	$724,457
Exercise of stock options	9,737	764	—	—	764
Vesting of RSUs	20,794	—	—	—	—
Stock-based compensation expense	—	7,328	—	—	7,328
Taxes paid related to net share settlement of equity awards	(6,734)	(801)	—	—	(801)
Net income	—	—	36,553	—	36,553
Other comprehensive income	—	—	—	2,142	2,142
Balance—December 31, 2023	17,011,639	$7,308	$782,508	$(19,373)	$770,443

	Three Months Ended December 31, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2024	16,710,749	$17	$810,553	$(24,075)	$786,495
Exercise of stock options	18,253	1,732	—	—	1,732
Vesting of RSUs	24,988	—	—	—	—
Stock-based compensation expense	—	8,509	—	—	8,509
Taxes paid related to net share settlement of equity awards	(8,185)	(1,325)	—	—	(1,325)
Net income	—	—	37,819	—	37,819
Other comprehensive loss	—	—	—	(7,400)	(7,400)
Balance—December 31, 2024	16,745,805	$8,933	$848,372	$(31,475)	$825,830

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Six Months Ended December 31, 2023
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	14,489	1,184	—	—	1,184
Vesting of RSUs	384,614	—	—	—	—
Shares issued under employee stock purchase plan	29,813	2,031	—	—	2,031
Stock-based compensation expense	—	14,417	—	—	14,417
Taxes paid related to net share settlement of equity awards	(173,049)	(20,159)	(2,881)	—	(23,040)
Net income	—	—	49,432	—	49,432
Other comprehensive income	—	—	—	254	254
Balance—December 31, 2023	17,011,639	$7,308	$782,508	$(19,373)	$770,443

	Six Months Ended December 31, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483
Exercise of stock options	19,210	1,802	—	—	1,802
Vesting of RSUs	322,406	—	—	—	—
Shares issued under employee stock purchase program	31,143	2,329	—	—	2,329
Stock-based compensation expense	—	14,931	—	—	14,931
Repurchase of common stock	(531,314)	(28,919)	(51,524)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(151,137)	(5,499)	(17,089)	—	(22,588)
Net income	—	—	55,755	—	55,755
Other comprehensive loss	—	—	—	(9,439)	(9,439)
Balance—December 31, 2024	16,745,805	$8,933	$848,372	$(31,475)	$825,830

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2023	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,432	$55,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	19,856	22,097
Stock-based compensation expense	14,417	14,931
Provision for (recovery of) losses on accounts receivable	2,352	(395)
Deferred income taxes	(805)	(372)
Amortization of debt discount and issuance costs	—	800
Other	99	119
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	11,458	(64,244)
Inventories	(103,309)	(44,173)
Prepaid expenses and other assets	(30,458)	(24,652)
Accounts payable	24,365	(12,261)
Accrued payroll and related expenses	(870)	(9,230)
Advances from customers	18,227	23,393
Deferred revenue	(8,312)	17,400
Other liabilities	(2,836)	36,220
Net cash provided by (used in) operating activities	(6,384)	15,388
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(8,689)	(13,195)
Proceeds from sale of property and equipment	167	114
Proceeds from maturities of certificates of deposit	4,137	110
Acquisition of business, net of cash acquired	(9,046)	(75,500)
Payments for intangible and other assets	(8,376)	(9,088)
Net cash used in investing activities	(21,807)	(97,559)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	101,000	(148,000)
Proceeds from long-term debt	516	340,543
Payments on long-term debt	(4,172)	(4,130)
Proceeds from exercise of stock options and employee stock purchase plan	3,215	4,131
Payment of contingent consideration	(464)	(331)
Repurchase of common stock	—	(80,443)
Taxes paid related to net share settlement of equity awards	(23,040)	(22,588)
Net cash provided by financing activities	77,055	89,182
Effect of exchange rate changes on cash	1,644	(731)
Net increase in cash and cash equivalents	50,508	6,280
Cash and cash equivalents—beginning of period	76,750	95,353
Cash and cash equivalents—end of period	$127,258	$101,633
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$11,567	$11,621
Income taxes	$21,761	$18,106

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the operating results to be expected for the full 2025 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 because the principal amount of the 2029 Notes will be settled in cash upon conversion. There was no dilutive effect of the 2029 Notes for the three and six months ended December 31, 2024.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Net income available to common stockholders	$36,553	$37,819	$49,432	$55,755
Weighted average shares outstanding—basic	16,995	16,724	16,910	16,733
Dilutive effect of equity awards	307	316	328	315
Weighted average shares outstanding—diluted	17,302	17,040	17,238	17,048
Basic earnings per share	$2.15	$2.26	$2.92	$3.33
Diluted earnings per share	$2.11	$2.22	$2.87	$3.27
Shares excluded from diluted earnings per share due to their anti-dilutive effect	10	9	5	5

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $101.6 million at December 31, 2024. Of this amount, approximately 77% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom and to a lesser extent in Malaysia, Singapore, and Canada, among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions which we believe to be of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and the interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments, other than the 2029 Notes, are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair value of the 2029 Notes are based on observable inputs described below under Level 2. The fair values of our foreign currency forward contracts were not significant as of June 30, 2024 and December 31, 2024.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2024				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$49,679	$—	$49,679	$—	$52,428	$—	$52,428
Assets – Interest rate swap contract	$—	$4,735	$—	$4,735	$—	$2,690	$—	$2,690
Liabilities—Convertible debt	$—	$—	$—	$—	$—	$380,069	$—	$380,069
Liabilities—Contingent consideration	$—	$—	$15,375	$15,375	$—	$—	$23,562	$23,562

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in our consolidated statements of operations. The amounts reported in the consolidated statements of operations for the three and six months ended December 31, 2023 and 2024 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2024 and December 31, 2024, we held foreign currency forward contracts with notional amounts totaling $96.4 million and $79.4 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2024 and December 31, 2024 were not significant.

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

As of June 30, 2024 and December 31, 2024, the notional amount of the derivative instruments designated as an interest rate swap hedge was $175 million. The fair value of the interest rate swap contract as of as of June 30, 2024 and December 31, 2024 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(6,534)	$(8,619)	$(12,282)	$(15,978)
Gain (loss) recognized in other comprehensive income (loss), net of tax	$(3,390)	$1,683	$(2,243)	$(1,537)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$912	$635	$1,784	$1,535

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the first six months of fiscal year 2025.

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the potential impact of ASU 2023-07 on disclosures in our Consolidated Financial Statements which is effective beginning with our Form 10-K for fiscal year 2025 and interim periods beginning with the first quarter of fiscal year 2026.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU

2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid to or received from federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the potential impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements which is effective beginning with our Form 10-K for fiscal year 2026.

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

Fiscal Year 2025 Business Acquisition

In September 2024, we (through our Security division) acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions to expand our customer base and offer additional products and services for existing customers, for approximately $76.0 million, plus up to $24.0 million in potential contingent consideration. We paid $75.5 million in cash at the closing of the transaction and recorded a holdback liability of $0.5 million which is expected to be released in November 2030. The cash paid for this acquisition was financed with borrowings from our credit facility. The acquisition date fair value of the contingent consideration was $9.7 million, therefore, when combined with the amount of cash paid at close and the holdback amount, total purchase consideration was $85.7 million which has been allocated to the preliminary fair value of assets acquired and liabilities assumed. The preliminary acquisition date fair value of total assets acquired, including measurement period adjustments, was $114.0 million which comprised accounts receivable of $26.6 million, inventory and other current assets of $4.7 million, property and equipment of $7.0 million, goodwill of $31.7 million, other intangible assets of $43.9 million and other noncurrent assets of $0.1 million. Goodwill includes the value of the assembled workforce, new customers and other future economic benefits which do not qualify for separate recognition. The goodwill recognized for this business acquisition is not deductible for income tax purposes. Other intangible assets include amortizable intangible assets of $35.9 million with amortization periods of 7 to 10 years and an indefinite-lived intangible asset of $8.0 million. The preliminary acquisition date fair value of total liabilities assumed, including measurement period adjustments, was $28.3 million, which includes a deferred tax liability of $7.5 million that was recognized primarily due to the acquisition of other intangible assets. The preliminary valuation of the assets acquired, liabilities assumed and contingent consideration in the acquisition is subject to revision. During the three months ended December 31, 2024, we recorded measurement period adjustments which increased goodwill by $3.3 million due to a decrease in net working capital of $4.2 million, net of deferred income taxes of $0.9 million. The measurement period adjustments did not have an impact on the consolidated statement of operations. If additional information becomes available, we may further revise the preliminary purchase price allocation as soon as practical, but no later than one year from the acquisition date. Revenue from this acquired business was $21.7 million from the acquisition date through December 31, 2024.

Fiscal Year 2024 Business Acquisitions

In December 2023, we (through our Optoelectronics and Manufacturing division) acquired a privately held contract manufacturer for approximately $6.3 million in cash. The acquisition was financed with cash on hand. The goodwill recognized for this business acquisition is deductible for income tax purposes.

In October 2023, we (through our Security division) acquired a privately held provider of radiation detection technology for approximately $2.8 million in cash, plus up to $3.6 million in potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this business acquisition is not deductible for income tax purposes.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	December 31,
Accounts receivable, net	2024	2024
Accounts receivable	$667,227	$723,059
Less allowance for doubtful accounts	(19,072)	(19,126)
Total	$648,155	$703,933

	June 30,	December 31,
Inventories	2024	2024
Raw materials	$238,086	$246,356
Work-in-process	66,910	83,426
Finished goods	92,943	112,013
Total	$397,939	$441,795

	June 30,	December 31,
Property and equipment, net	2024	2024
Land	$15,494	$16,081
Buildings, civil works and improvements	48,552	55,813
Leasehold improvements	13,573	15,603
Equipment and tooling	146,819	150,850
Furniture and fixtures	3,348	3,561
Computer equipment	22,597	24,331
Computer software	29,195	31,725
Computer software implementation in process	6,514	4,431
Construction in process	6,986	7,520
Total	293,078	309,915
Less accumulated depreciation and amortization	(179,111)	(185,892)
Property and equipment, net	$113,967	$124,023

Depreciation and amortization expense for property and equipment was $4.6 million and $5.0 million for the three months ended December 31, 2023 and 2024, respectively, and $9.5 million and $11.7 million for the six months ended December 31, 2023 and 2024, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the six-month period ended December 31, 2024 were as follows (in thousands)

		Optoelectronics
		And
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2024	$232,215	$70,807	$48,458	$351,480
Goodwill acquired during the period (see Note 2)	31,691	—	—	31,691
Foreign currency translation adjustment	(271)	(717)	(17)	(1,005)
Balance as of December 31, 2024	$263,635	$70,090	$48,441	$382,166

Intangible assets consisted of the following (in thousands):

	June 30, 2024			December 31, 2024
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$79,228	$(10,646)	$68,582	$84,885	$(9,088)	$75,797
Patents	9,116	(3,861)	5,255	9,364	(4,092)	5,272
Developed technology	70,186	(45,740)	24,446	96,984	(50,442)	46,542
Customer relationships	51,113	(41,421)	9,692	42,060	(27,255)	14,805
Total amortizable assets	209,643	(101,668)	107,975	233,293	(90,877)	142,416
Non-amortizable assets:
Trademarks	31,554	—	31,554	39,538	—	39,538
Total intangible assets	$241,197	$(101,668)	$139,529	$272,831	$(90,877)	$181,954

Amortization expense related to intangible assets was $5.7 million and $5.6 million for the three months ended December 31, 2023 and 2024, respectively. Amortization expense related to intangible assets was $10.4 million for each of the six-month periods ended December 31, 2023 and 2024.

During the six months ended December 31, 2024, intangible assets of $43.9 million were from the business acquisition described in Note 2.

At December 31, 2024, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2025 (remaining 6 months)	$10,388
2026	18,224
2027	16,766
2028	16,068
2029	13,953
Thereafter	67,017
Total	$142,416

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio of current revenues for the developed product divided by total current and anticipated future revenues for that developed product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended December 31, 2023 and 2024, we capitalized software development costs in the amounts of $4.0 million and $4.6 million, respectively. For the six months ended December 31, 2023 and 2024, we capitalized software development costs in the amounts of $8.0 million and $8.8 million, respectively.

5. Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). When we recognize revenue in advance of the point in time at which contracts give us the right to invoice a customer, we record this as unbilled revenue, which is included in accounts receivable, net, on our consolidated balance sheets. We may also receive consideration, per the terms of a contract, from customers prior to transferring control of goods to the customer. We record customer deposits as contract liabilities. Additionally, we may receive payments, most typically under service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability in either Other accrued expenses and current liabilities or Other long-term liabilities. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

The table below shows the balance of contract assets and liabilities as of June 30, 2024 and December 31, 2024, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	December 31,
	2024	2024	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$338,944	$279,095	$(59,849)	(18)%

Contract Liabilities (in thousands)

	June 30,	December 31,
	2024	2024	Change	% Change
Advances from customers	$53,431	$76,494	$23,063	43%
Deferred revenue—current	46,855	66,158	19,303	41%
Deferred revenue—long-term	22,809	19,265	(3,544)	(16)%

Contract Assets. Contract assets decreased by $59.8 million due to decreases in unbilled revenue of $85.2 million primarily from the achievement of certain milestones in our Security division which gives us the right to invoice customers, partially offset by an increase of $25.4 million from the business acquisition described in Note 2.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of December 31, 2024, the portion of the transaction price allocated to remaining performance obligations was approximately $776.1 million. We expect to recognize revenue on approximately 61% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the six months ended December 31, 2024, we recognized revenue of $51.5 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Operating lease cost	$2,806	$2,805	$5,611	$5,618
Variable lease cost	269	285	534	479
Short-term lease cost	341	434	666	931
	$3,416	$3,524	$6,811	$7,028

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2024	December 31, 2024
Operating lease ROU assets, net	Other assets	$30,040	$29,242

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,706	$9,906
Operating lease liabilities, long-term	Other long-term liabilities	21,127	20,034
Total operating lease liabilities		$30,833	$29,940

Weighted average remaining lease term			3.6 years
Weighted average discount rate			4.6%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended December 31,
	2023	2024
Cash paid for operating lease liabilities	$6,222	$6,059
ROU assets obtained in exchange for new lease obligations	3,453	2,887

Maturities of operating lease liabilities at December 31, 2024 were as follows (in thousands):

December 31, 2024
Less than one year	$10,792
1 – 2 years	9,318
2 – 3 years	6,215
3 – 4 years	2,213
4 – 5 years	1,164
Thereafter	2,769
32,471
Less: imputed interest	(2,531)
Total lease liabilities	$29,940

7. Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as to fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended December 31, 2024, we recognized $0.2 million in restructuring and other charges primarily for acquisition-related costs. During the six months ended December 31, 2024, we recognized $1.4 million in restructuring and other charges, which included $0.6 million in acquisition related costs, $0.2 million for facility closure costs for operational efficiency activities, and $0.6 million for employee terminations.

During the three months ended December 31, 2023, we recognized $1.0 million in restructuring and other charges, which included $0.2 million in acquisition related costs, $0.3 million in legal charges, $0.3 million for facility closure costs for operational efficiency improvements, and $0.2 million for employee terminations. During the six months ended December 31, 2023, we recognized $1.5 million in restructuring and other charges, which included $0.4 million in acquisition related costs, $0.4 million in legal charges, $0.3 million for facility closure costs for operational efficiency improvements, and $0.3 million for employee terminations.

The following tables summarize restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended December 31, 2023
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$26	$190	$—	$—	$216
Employee termination costs	137	42	—	10	189
Facility closures/consolidation	—	293	—	—	293
Legal costs, net	1	—	—	327	328
Total	$164	$525	$—	$337	$1,026

	Three Months Ended December 31, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$19	$—	$—	$215	$234
Employee termination costs	(19)	14	—	—	(5)
Legal costs, net	—	(14)	—	—	(14)
Total	$—	$—	$—	$215	$215

	Six Months Ended December 31, 2023
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$235	$190	$—	$—	$425
Employee termination costs	150	42	—	120	312
Facility closures/consolidation	—	344	—	—	344
Legal costs, net	51	—	—	360	411
Total	$436	$576	$—	$480	$1,492

	Six Months Ended December 31, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$369	$—	$—	$215	$584
Employee termination costs	104	319	152	—	575
Facility closures/consolidation	6	242	—	—	248
Legal costs, net	—	(14)	—	—	(14)
Total	$479	$547	$152	$215	$1,393

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in our condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the six-month period ended December 31, 2024 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2024	$496	$294	$227	$808	$1,825
Restructuring and other charges, net	584	575	248	(14)	1,393
Payments and adjustments, net	(1,007)	(775)	(389)	(365)	(2,536)
Balance as of December 31, 2024	$73	$94	$86	$429	$682

8. Borrowings

Revolving Credit Facility

Our senior secured credit facility comprises a term loan and a $600 million revolving credit facility which matures in December 2026. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the facility bear interest at SOFR plus a margin of 1.5% as of December 31, 2024 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.20% as of December 31, 2024 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of December 31, 2024, there were $236 million of borrowings outstanding under the revolving credit facility, $78.6 million outstanding under the letters of credit sub-facility, and $131.9 million outstanding under the term loan. As of December 31, 2024, the amount available to borrow under the revolving credit facility was $285.4 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of December 31, 2024, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details.

2.25% Convertible Senior Notes Due 2029 (“2029 Notes”)

In July 2024, we issued an aggregate of $350.0 million principal amount of 2.25% convertible senior notes due in August 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, at an issuance price equal to 97.5% of the principal amount. The 2029 Notes were issued pursuant to and are governed by an indenture dated July 19, 2024. The proceeds from the issuance of the 2029 Notes were $340.4 million, net of the issuance discount and debt issuance costs.

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

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of December 31, 2024 (in thousands):

December 31,
2024
Principal amount	$350,000
Unamortized debt discount and issuance costs	(8,755)
Net carrying amount	$341,245

Fair value (Level 2)	$380,069

The 2029 Notes were not eligible for conversion as of December 31, 2024. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of December 31, 2024 we were in compliance with applicable financial covenants under the indenture governing the 2029 Notes.

For the three months ended December 31, 2024, total interest expense for the 2029 Notes was $2.4 million, which consisted of $2.0 million of contractual interest expense and $0.4 million of amortization of debt discount and issuance costs. For the six months ended December 31, 2024, total interest expense for the 2029 Notes was $4.3 million, which consisted of $3.5 million of contractual interest expense and $0.8 million of amortization of debt discount and issuance costs. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of December 31, 2024, $68.0 million was outstanding under these letter-of-credit facilities. As of December 31, 2024, the total amount available under these credit facilities was $22.8 million.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2024
Term loan	$135,625	$131,875
2029 Notes, net	—	341,245
Other long-term debt	1,925	1,640
	137,550	474,760
Less current portion of long-term debt	(8,167)	(8,200)
Long-term portion of debt	$129,383	$466,560

Future principal payments of long-term debt by fiscal year as of December 31, 2024 are as follows (in thousands):

2025 (6 months remaining)	$4,100
2026	8,156
2027	121,071
2028	183
2029 and thereafter	341,250
Total	$474,760

9. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2024, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Cost of goods sold	$255	$226	$487	$470
Selling, general and administrative	6,945	8,142	13,676	14,166
Research and development	128	141	254	295
Stock-based compensation expense	$7,328	$8,509	$14,417	$14,931

As of December 31, 2024, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $1.4 million for stock options and $20.6 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.4 years with respect to the stock options and 2.3 years with respect to the RSUs.

The following summarizes stock option activity during the six months ended December 31, 2024:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2024	78,958	$97.87
Granted	15,531	174.63
Exercised	(19,210)	93.66
Expired or forfeited	(376)	$106.70
Outstanding at December 31, 2024	74,903	$114.82	7.8 years	$4,053
Exercisable at December 31, 2024	37,305	$93.41	6.5 years	$2,761

The following summarizes RSU award activity during the six months ended December 31, 2024:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2024	391,591	$99.21
Granted	294,932	150.70
Vested	(322,406)	127.92
Forfeited	(3,375)	100.04
Nonvested at December 31, 2024	360,742	$115.65

As of December 31, 2024, there were approximately 1.6 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 75,988 and 80,682 performance-based RSUs during the six months ended December 31, 2023 and 2024, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the six months ended December 31, 2024, we repurchased 531,314 shares of common stock for an aggregate purchase price of approximately $80 million. As of December 31, 2024, there were 1,190,556 shares remaining available for repurchase under the authorized repurchase program.

Dividends

We have not paid any cash dividends since the consummation of our initial public offering in 1997, and we do not currently intend to pay any cash dividends in the foreseeable future. Our Board of Directors will determine the payment of future cash dividends, if any. Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. The potential future payments for two agreements with uncapped contingent consideration through fiscal year 2028 are not expected to be significant. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $56.5 million as of December 31, 2024.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2024 to December 31, 2024 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2024	$15,375
Business acquisition (Note 2)	9,730
Foreign currency translation adjustment	(54)
Changes in fair value for contingent earnout obligations	(1,158)
Payments on contingent earnout obligations	(331)
Ending fair value, December 31, 2024	$23,562

Environmental Contingencies

We are subject to various environmental laws. We conduct environmental investigations at our manufacturing facilities in North America, Asia-Pacific, and Europe, and, to the extent practicable, on new properties in order to identify, as of the date of such investigation, potential areas of environmental concern related to past and present activities or from nearby operations. In certain cases, we have conducted further environmental assessments consisting of soil and groundwater testing and other investigations deemed appropriate by independent environmental consultants.

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

Indemnifications

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to, among other factors, the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2024.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2023	2024
Balance at beginning of period	$11,149	$11,089
Additions	1,417	2,553
Reductions for warranty repair costs and adjustments	(2,070)	(2,199)
Balance at end of period	$10,496	$11,443

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

The effective tax rates for the six months ended December 31, 2023 and 2024 were 21.0% and 22.9%, respectively. During the six months ended December 31, 2023, we recognized a net discrete tax benefit of $0.6 million, related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year tax estimates. During the six months ended December 31, 2024 we recognized a net discrete tax benefit of $0.8 million, related to equity-based compensation under ASU 2016-09.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2024	2023	2024
Revenues (1), (2) —by Segment:
Security division	$249,975	$289,987	$414,604	$514,301
Optoelectronics and Manufacturing division, including intersegment revenues	98,097	100,743	194,225	198,538
Healthcare division	41,850	44,854	79,637	81,956
Intersegment revenues elimination	(16,687)	(15,764)	(36,021)	(30,968)
Total	$373,235	$419,820	$652,445	$763,827

Income (loss) from operations —by Segment:
Security division	$51,856	$54,053	$72,465	$82,909
Optoelectronics and Manufacturing division	11,621	12,282	23,058	22,891
Healthcare division	429	1,722	593	2,522
Corporate	(11,183)	(9,670)	(21,099)	(19,180)
Intersegment eliminations	(402)	(430)	(137)	(857)
Total	$52,321	$57,957	$74,880	$88,285

	June 30,	December 31,
	2024	2024
Assets (3) —by Segment:
Security division	$1,333,259	$1,524,165
Optoelectronics and Manufacturing division	288,629	275,135
Healthcare division	255,093	268,376
Corporate	106,078	109,489
Eliminations (4)	(47,051)	(46,251)
Total	$1,936,008	$2,130,914
(1)For the three and six-month periods ended December 31, 2023, one customer in the Security division accounted for 18% and 14%, respectively, of consolidated net revenues.
(2)For the three and six-month periods ended December 31, 2024, one customer in the Security division accounted for 10% and 12%, respectively, of consolidated net revenues.
(3)As of June 30, 2024, two customers in the Security division accounted for 39% and 10%, respectively, of accounts receivable, net. As of December 31, 2024, two customers in the Security division accounted for 37% and 13%, respectively, of accounts receivable, net.
(4)Eliminations in assets reflect the amount of inter-segment profits in inventory and inter-segment ROU assets under ASC 842 as of the balance sheet date. Such inter-segment profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with our wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of December 31, 2024 and results of operations for the three and six months ended December 31, 2024 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions and high-powered radio frequency solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband.

Revenues from our Security division accounted for 64% and 67% of our total consolidated revenues for the six months ended December 31, 2023 and 2024, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 24% and 22% of our total consolidated revenues for the six months ended December 31, 2023 and 2024, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 12% and 11% of our total consolidated revenues for the six months ended December 31, 2023 and 2024, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. We are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by supply chain disruptions, inflationary pressure, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with political unrest internationally and the volatile U.S. political climate, resulting from the recent U.S. presidential election and congressional seat changes, have increased economic uncertainty and could impact demand for certain of our products and services. Conflicts in Gaza and nearby regions have created political and economic uncertainty in the Middle East. Also, the continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. We do not know how long this uncertainty will continue. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 0.8% for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to the strengthening of the U.S. dollar against other foreign currencies in 2024. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the year, and any further weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the year.

Results of Operations for the Three Months Ended December 31, 2023 (Q2 Fiscal 2024) Compared to the Three Months Ended December 31, 2024 (Q2 Fiscal 2025) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q2	% of	Q2	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$ Change	% Change
Security	$250.0	67.0%	$290.0	69.1%	$40.0	16.0%
Optoelectronics and Manufacturing	81.4	21.8	85.0	20.2	3.6	4.4
Healthcare	41.8	11.2	44.9	10.7	3.1	7.4
Total net revenues	$373.2	100.0%	$419.9	100.0%	$46.7	12.5%

Revenues for the Security division during Q2 fiscal 2025 increased year-over-year due to increases in product and service revenues of approximately $36.8 million and $3.2 million, respectively. The increase in product revenues was primarily driven by growth in checkpoint screening systems, trace detections systems, and the acquired business further described in Note 2 to the condensed consolidated financial statements. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during Q2 fiscal 2025 increased year-over-year as a result of an increase in revenues in our contract manufacturing business.

Revenues for the Healthcare division during Q2 fiscal 2025 increased year-over-year primarily due to an increase in patient monitoring sales of $3.6 million partially offset by a decrease in cardiology sales of $0.5 million.

Gross Profit

	Q2	% of	Q2	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Gross profit	$141.3	37.9%	$147.1	35.0%

Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Gross profit increased approximately $5.8 million in Q2 fiscal 2025 as compared to the prior year driven by the increase in sales. The gross margin in Q2 fiscal year 2025 decreased as compared to Q2 fiscal year 2024 as the prior year comparable quarter had a very favorable mix of Security division revenues, resulting in a higher gross margin.

Operating Expenses

	Q2	% of	Q2	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$ Change	% Change
Selling, general and administrative	$71.6	19.2%	$70.7	16.8%	$(0.9)	(1.3)%
Research and development	16.3	4.4	18.3	4.4	2.0	12.3
Restructuring and other charges, net	1.0	0.3	0.2	0.0	(0.8)	(80.0)
Total operating expenses	$88.9	23.9%	$89.2	21.2%	$0.3	0.3%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, and depreciation and amortization expense. SG&A expense for Q2 fiscal 2025 was comparable to the same prior-year period.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expenses increased $2.0 million in Q2 fiscal 2025 as compared to Q2 fiscal 2024 driven by increased compensation costs to support new product development initiatives primarily in our Security division.

Restructuring and other charges. Restructuring and other charges generally consist of costs relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During Q2 fiscal 2025, restructuring and other charges were $0.2 million primarily for acquisition activity. During Q2 fiscal 2024, restructuring and other charges were $1.0 million, which included $0.2 million in acquisition related costs, $0.3 million in legal charges, $0.3 million for facility closure costs for operational efficiency activities, and $0.2 million for employee terminations.

Interest and Other Expense, Net

	Q2	% of	Q2	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Interest and other expense, net	$6.5	1.7%	$8.6	2.0%

Interest and other expense, net. For Q2 fiscal 2025, interest and other expense, net was $8.6 million as compared to $6.5 million in the same prior-year period. This increase was driven by higher average levels of borrowings primarily to support the increase in working capital associated with the growth in revenues, business acquisition activity, and for the repurchase of approximately $80 million of common stock in July 2024. Interest expense in Q2 fiscal 2025 and Q2 fiscal 2024 includes a benefit from the interest rate swap of $0.6 million and $0.9 million, respectively.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q2 fiscal 2025 and 2024, we recognized a provision for income taxes of $11.5 million and $9.2 million, respectively. The effective tax rates for Q2 fiscal 2025 and 2024 were 23.3% and 20.2%, respectively. During Q2 fiscal 2025, we recognized a net discrete tax benefit of $0.3 million related to equity-based compensation under ASU 2016-09. During Q2 fiscal 2024, we recognized a net discrete tax benefit of $0.2 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year estimates.

Results of Operations for the Six Months Ended December 31, 2023 (YTD Q2 Fiscal 2024) Compared to the Six Months Ended December 31, 2024 (YTD Q2 Fiscal 2025) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$Change	% Change
Security	$414.6	63.6%	$514.3	67.3%	$99.7	24.0%
Optoelectronics and Manufacturing	158.2	24.2	167.6	22.0	9.4	5.9
Healthcare	79.6	12.2	82.0	10.7	2.4	3.0
Total net revenues	$652.4	100.0%	$763.9	100.0%	$111.5	17.1%

Revenues for the Security division during YTD Q2 fiscal 2025 increased year-over-year due to an increase in product and service revenues of approximately $88.8 million and $10.9 million, respectively. The increase in product revenues was primarily driven by growth in cargo and vehicle inspection systems, checkpoint screening systems, trace detections systems, and the acquired business further described in Note 2 to the condensed consolidated financial statements. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during YTD Q2 fiscal 2025 increased year-over year as a result of an increase in revenue in our contract manufacturing business of approximately $11.2 million, partially offset by a decrease in revenue of approximately $1.8 million in our optoelectronics business.

Revenues for the Healthcare division during YTD Q2 fiscal 2025 increased year-over-year due to an increase in patient monitoring sales of $2.3 million, service revenue of $0.8 million and accessories revenue of $0.7 million, partially offset by a reduction in cardiology sales of $1.5 million.

Gross Profit

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Gross profit	$240.0	36.8%	$268.7	35.2%

Gross profit increased approximately $28.7 million in YTD Q2 fiscal 2025 as compared to the prior year driven by the increase in sales. The gross margin decreased as compared to the prior year comparable period as the prior year period had a very favorable mix of Security division revenues, resulting in a higher gross margin.

Operating Expenses

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$Change	% Change
Selling, general and administrative	$131.4	20.1%	$142.9	18.7%	11.5	8.8%
Research and development	32.3	5.0	36.0	4.7	3.7	11.5
Restructuring and other charges, net	1.5	0.2	1.4	0.2	(0.1)	(6.7)
Total operating expenses	$165.2	25.3%	$180.3	23.6%	15.1	9.1%

Selling, general and administrative. SG&A expense for YTD Q2 fiscal 2025 was $11.5 million higher than in the same prior-year period, primarily due to increased employee compensation, changes in fair value of certain contingent earnout liabilities, and unfavorable impact of foreign currency exchange rates in YTD Q2 fiscal 2025 compared to the same prior-year period.

Research and development. R&D expense for YTD Q2 fiscal 2025 increased $3.7 million over the same prior-year period driven by increased compensation costs to support new product development initiatives primarily in our Security division.

Restructuring and other charges. Restructuring and other charges were comparable in YTD Q2 fiscal 2025 as in the same prior-year period.

Interest and Other Expense, Net

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Interest and other expense, net	$12.3	1.9%	$16.0	2.1%

Interest and other expense, net. The increase in interest and other expense, net was driven by higher average levels of borrowings primarily to support the increase in working capital associated with the growth in revenues, business acquisition activity, and for the repurchase of approximately $80 million of common stock in July 2024. Interest expense for YTD Q2 fiscal 2025 and 2024 included a benefit of $1.5 million and $1.8 million, respectively, from the interest rate swap.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For YTD Q2 fiscal 2025 and 2024, we recognized a provision for income taxes of $16.6 million and $13.2 million, respectively. The effective tax rates for YTD Q2 fiscal 2025 and 2024 were 22.9% and 21.0%, respectively. For YTD Q2 fiscal 2024, we recognized a discrete tax benefit of $0.6 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year tax estimates. For YTD Q2 fiscal 2025, we recognized a discrete tax benefit of $0.8 million related to equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $101.6 million at December 31, 2024, an increase of $6.2 million, or 7%, from $95.4 million at June 30, 2024. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future beyond that. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

In July 2024, we issued an aggregate of $350.0 million principal amount of 2.25% convertible senior notes due in August 2029. In connection with the issuance of the 2029 Notes, we repurchased 531,314 shares of our common stock for approximately $80 million.

Our credit facility comprises a term loan and a $600 million revolving credit facility, which includes a $300 million sub-facility for letters of credit. As of December 31, 2024, there was $131.9 million outstanding under the term loan, $236.0 million outstanding under our revolving credit facility and $78.6 million of outstanding letters of credit. As of December 31, 2024, the total amount available under our revolving credit facility was $285.4 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. For YTD Q2 fiscal 2025, cash provided by operations was $15.4 million compared to cash used in operations of $6.4 million in the comparable prior-year period. The net change in cash flows from operating activities was due primarily to favorable changes in net working capital and higher net income for YTD Q2 fiscal 2025 over the comparable prior-year period.

Cash Used in Investing Activities. Net cash used in investing activities was $97.6 million for YTD Q2 fiscal 2025 as compared to $21.8 million in the same prior year period. We used $75.5 million for a business acquisition in September 2024, compared to $9.0 million in the first half of fiscal year 2024. Capital expenditures for YTD Q2 fiscal year 2025 were $13.2 million compared to $8.7 million in the same prior-year period. Expenditures for intangible and other assets for YTD Q2 fiscal year 2025 were $9.1 million compared to $8.4 million in the same prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $89.2 million for YTD Q2 fiscal 2025, compared to $77.1 million during the same prior-year period. The change in cash flows from financing activities was primarily due to net proceeds of $340.5 million from the 2029 Notes, partially offset by (1) net repayment of $148.0 million on our credit facility and (2) repurchase of common stock of $80.4 million. Taxes paid related to net share settlement of equity awards were $22.6 million during YTD Q2 fiscal 2025 compared to $23.0 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $101.6 million at December 31, 2024. Of this amount, approximately 77% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom, and to a lesser extent in Malaysia, Singapore, and Canada, among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchase of Equity Securities

We did not repurchase any shares of common stock during the second quarter of fiscal year 2025.

Contractual Obligations

During the six months ended December 31, 2024, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. As discussed in Note 1, we are currently evaluating the potential impact on financial statement disclosures upon future adoption of ASU 2023 - 07 and ASU 2023 - 09. There were no new pronouncements adopted in the second quarter of fiscal year 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes in our exposure to market risk during the six months ended December 31, 2024 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended December 31, 2024 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 29, 2024, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5 - 1 Trading Plans

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the second quarter of fiscal 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment dated December 12, 2024 to Amended and Restated Employment Agreement between Ajay Mehra and OSI Systems, Inc. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)Previously filed with our Current Report on Form 8-K filed on December 13, 2024.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 24th day of January 2025.

OSI SYSTEMS, INC.

By:	/s/ Ajay Mehra
Ajay Mehra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Cary Okawa
Cary Okawa
Chief Accounting Officer
(Principal Accounting Officer)