Form 10-Q
period 2025-03-31
OSI SYSTEMS INC
filed 2025-05-02
CIK 1039065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, there were 16,788,617 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	March 31,
	2024	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,353	$95,830
Accounts receivable, net	648,155	672,176
Inventories	397,939	438,954
Prepaid expenses and other current assets	74,077	65,569
Total current assets	1,215,524	1,272,529
Property and equipment, net	113,967	124,352
Goodwill	351,480	382,861
Intangible assets, net	139,529	183,322
Other assets	115,508	117,933
Total assets	$1,936,008	$2,080,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$384,000	$156,000
Current portion of long-term debt	8,167	8,145
Accounts payable	191,149	173,078
Accrued payroll and related expenses	46,732	45,771
Advances from customers	53,431	62,926
Other accrued expenses and current liabilities	131,158	158,037
Total current liabilities	814,637	603,957
Long-term debt, net	129,383	465,051
Other long-term liabilities	128,505	132,664
Total liabilities	1,072,525	1,201,672
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 17,055,497 shares at June 30, 2024 and 16,788,617 shares at March 31, 2025	24,289	19,825
Retained earnings	861,230	889,506
Accumulated other comprehensive loss	(22,036)	(30,006)
Total stockholders’ equity	863,483	879,325
Total liabilities and stockholders’ equity	$1,936,008	$2,080,997

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Net revenues:
Products	$327,360	$341,179	$817,248	$930,658
Services	78,046	103,175	240,603	277,523
Total net revenues	405,406	444,354	1,057,851	1,208,181
Cost of goods sold:
Products	223,570	236,667	547,938	631,176
Services	45,741	57,396	133,772	158,061
Total cost of goods sold	269,311	294,063	681,710	789,237
Gross profit	136,095	150,291	376,141	418,944
Operating expenses:
Selling, general and administrative	66,584	73,249	197,986	216,194
Research and development	17,144	18,570	49,416	54,600
Restructuring and other charges, net	1,004	2,255	2,496	3,648
Total operating expenses	84,732	94,074	249,898	274,442
Income from operations	51,363	56,217	126,243	144,502
Interest and other expense, net	(7,407)	(8,228)	(19,689)	(24,206)
Income before income taxes	43,956	47,989	106,554	120,296
Provision for income taxes	(9,913)	(6,855)	(23,079)	(23,407)
Net income	$34,043	$41,134	$83,475	$96,889
Earnings per share:
Basic	$2.00	$2.45	$4.92	$5.78
Diluted	$1.95	$2.40	$4.82	$5.67
Shares used in per share calculation:
Basic	17,042	16,781	16,954	16,749
Diluted	17,425	17,159	17,301	17,089

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Net income	$34,043	$41,134	$83,475	$96,889
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(2,300)	2,386	(77)	(5,895)
Net unrealized gain (loss) on derivatives, net of tax	1,731	(917)	(512)	(2,455)
Other, net of tax	137	—	411	380
Other comprehensive income (loss)	(432)	1,469	(178)	(7,970)
Comprehensive income	$33,611	$42,603	$83,297	$88,919

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2023	17,011,639	$7,308	$782,508	$(19,373)	$770,443
Exercise of stock options	2,278	203	—	—	203
Vesting of RSUs	4,428	—	—	—	—
Shares issued under employee stock purchase program	31,968	2,296	—	—	2,296
Stock-based compensation expense	—	7,069	—	—	7,069
Taxes paid related to net share settlement of equity awards	(1,609)	(209)	—	—	(209)
Net income	—	—	34,043	—	34,043
Other comprehensive loss	—	—	—	(432)	(432)
Balance—March 31, 2024	17,048,704	$16,667	$816,551	$(19,805)	$813,413

	Three Months Ended March 31, 2025
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2024	16,745,805	$8,933	$848,372	$(31,475)	$825,830
Exercise of stock options	9,019	798	—	—	798
Vesting of RSUs	503	—	—	—	—
Shares issued under employee stock purchase program	33,478	2,582	—	—	2,582
Stock-based compensation expense	—	7,563	—	—	7,563
Taxes paid related to net share settlement of equity awards	(188)	(51)	—	—	(51)
Net income	—	—	41,134	—	41,134
Other comprehensive income	—	—	—	1,469	1,469
Balance—March 31, 2025	16,788,617	$19,825	$889,506	$(30,006)	$879,325

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Nine Months Ended March 31, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	16,767	1,387	—	—	1,387
Vesting of RSUs	389,042	—	—	—	—
Shares issued under employee stock purchase program	61,781	4,327	—	—	4,327
Stock-based compensation expense	—	21,486	—	—	21,486
Taxes paid related to net share settlement of equity awards	(174,658)	(20,368)	(2,881)	—	(23,249)
Net income	—	—	83,475	—	83,475
Other comprehensive loss	—	—	—	(178)	(178)
Balance—March 31, 2024	17,048,704	$16,667	$816,551	$(19,805)	$813,413

	Nine Months Ended March 31, 2025
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483
Exercise of stock options	28,229	2,600	—	—	2,600
Vesting of RSUs	322,909	—	—	—	—
Shares issued under employee stock purchase program	64,621	4,911	—	—	4,911
Stock-based compensation expense	—	22,494	—	—	22,494
Repurchase of common stock	(531,314)	(28,919)	(51,524)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(151,325)	(5,550)	(17,089)	—	(22,639)
Net income	—	—	96,889	—	96,889
Other comprehensive loss	—	—	—	(7,970)	(7,970)
Balance—March 31, 2025	16,788,617	$19,825	$889,506	$(30,006)	$879,325

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2024	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,475	$96,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	30,485	32,664
Stock-based compensation expense	21,486	22,494
Provision for (recovery of) losses on accounts receivable	2,059	(1,677)
Deferred income taxes	(524)	13
Amortization of debt discount and issuance costs	—	1,249
Other	10	134
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(118,989)	(28,086)
Inventories	(101,446)	(41,531)
Prepaid expenses and other assets	(41,503)	(80)
Accounts payable	32,933	(23,133)
Accrued payroll and related expenses	(8,155)	(2,974)
Advances from customers	43,805	9,829
Deferred revenue	3,105	25,780
Other liabilities	(5,199)	5,459
Net cash provided by (used in) operating activities	(58,458)	97,030
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(13,604)	(17,713)
Proceeds from sale of property and equipment	293	174
Proceeds from maturities of certificates of deposit	10,329	110
Acquisition of business, net of cash acquired	(9,046)	(75,500)
Payments for intangible and other assets	(12,906)	(13,517)
Net cash used in investing activities	(24,934)	(106,446)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	134,000	(228,000)
Proceeds from long-term debt	1,110	340,575
Payments on long-term debt	(6,248)	(6,173)
Proceeds from exercise of stock options and employee stock purchase plan	5,714	7,511
Payment of contingent consideration	(602)	(477)
Repurchase of common stock	—	(80,443)
Taxes paid related to net share settlement of equity awards	(23,249)	(22,639)
Net cash provided by financing activities	110,725	10,354
Effect of exchange rate changes on cash	(2,640)	(461)
Net increase in cash and cash equivalents	24,693	477
Cash and cash equivalents—beginning of period	76,750	95,353
Cash and cash equivalents—end of period	$101,443	$95,830
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$18,868	$21,869
Income taxes	$33,703	$33,464

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for audited annual financial statements. In management’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full 2025 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 because the principal amount of the 2029 Notes will be settled in cash upon conversion. There was no dilutive effect of the 2029 Notes for the three and nine months ended March 31, 2025 as the average price of our common stock was below the conversion price for each of the quarterly periods in fiscal year 2025.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Net income available to common stockholders	$34,043	$41,134	$83,475	$96,889
Weighted average shares outstanding—basic	17,042	16,781	16,954	16,749
Dilutive effect of equity awards	383	378	347	340
Weighted average shares outstanding—diluted	17,425	17,159	17,301	17,089
Basic earnings per share	$2.00	$2.45	$4.92	$5.78
Diluted earnings per share	$1.95	$2.40	$4.82	$5.67
Shares excluded from diluted earnings per share due to their anti-dilutive effect	22	16	11	10

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $95.8 million at March 31, 2025. Of this amount, approximately 83% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom and to a lesser extent in Singapore, Canada, and Malaysia among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions which we believe to be of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and the interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments, other than the 2029 Notes, are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair value of the 2029 Notes are based on observable inputs described below under Level 2. The fair values of our foreign currency forward contracts were not significant as of June 30, 2024 and March 31, 2025.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2024				March 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$49,679	$—	$49,679	$—	$52,642	$—	$52,642
Assets – Interest rate swap contract	$—	$4,735	$—	$4,735	$—	$1,473	$—	$1,473
Liabilities—Convertible debt	$—	$—	$—	$—	$—	$436,706	$—	$436,706
Liabilities—Contingent consideration	$—	$—	$15,375	$15,375	$—	$—	$21,542	$21,542

Derivative Instruments and Hedging Activity

Our use of derivatives consists of foreign currency forward contracts and an interest rate swap agreement. Our foreign currency forward contracts are utilized to partially mitigate certain balance sheet exposures from short-term foreign currency fluctuations. These contracts have original maturities of up to three months. We also manage our risk to changes in interest rates using derivative instruments. We use fixed interest rate swaps to effectively convert a portion of the variable interest rate payments to fixed interest rate payments. We do not use hedging instruments for speculative purposes.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in our consolidated statements of operations. The amounts reported in the consolidated statements of operations for the three and nine months ended March 31, 2024 and 2025 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2024 and March 31, 2025, we held foreign currency forward contracts with notional amounts totaling $96.4 million and $37.4 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2024 and March 31, 2025 were not significant.

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

As of June 30, 2024 and March 31, 2025, the notional amount of the interest rate swap hedge derivative instrument was $175 million. The fair value of the interest rate swap agreement as of June 30, 2024 and March 31, 2025 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(7,407)	$(8,228)	$(19,689)	$(24,206)
Gain (loss) recognized in other comprehensive income (loss), net of tax	$1,731	$(917)	$(512)	$(2,455)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$897	$449	$2,681	$1,984

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the first nine months of fiscal year 2025.

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

In November 2024, the FASB issued a new standard to expand disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated income statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The standard will be effective for us beginning with our Form 10-K for fiscal year 2028 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.

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

Fiscal Year 2025 Business Acquisition

In September 2024, we (through our Security division) acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions to expand our customer base and offer additional products and services for existing customers, for approximately $76.0 million, plus up to $24.0 million in potential contingent consideration. We paid $75.5 million in cash at the closing of the transaction and recorded a holdback liability of $0.5 million which is expected to be released in November 2030. The cash paid for this acquisition was financed with borrowings from our credit facility. The acquisition date fair value of the contingent consideration was $9.7 million, therefore, when combined with the amount of cash paid at close and the holdback amount, total purchase consideration was $85.7 million which has been allocated to the preliminary fair value of assets acquired and liabilities assumed. The preliminary acquisition date fair value of total assets acquired, including measurement period adjustments, was $115.9 million which comprised accounts receivable of $26.6 million, inventory and other current assets of $4.5 million, property and equipment of $7.0 million, goodwill of $31.5 million, other intangible assets of $46.2 million and other noncurrent assets of $0.1 million. Goodwill includes the value of the assembled workforce, new customers and other future economic benefits which do not qualify for separate recognition. The goodwill recognized for this business acquisition is not deductible for income tax purposes. Other intangible assets include amortizable intangible assets of $38.2 million with amortization periods of 7 to 10 years and an indefinite-lived intangible asset of $8.0 million. The preliminary acquisition date fair value of total liabilities assumed, including measurement period adjustments, was $30.2 million, which includes a deferred tax liability of $9.4 million that was recognized primarily due to the acquisition of other intangible assets. The preliminary valuation of the assets acquired, liabilities assumed and contingent consideration in the acquisition is subject to revision. During the nine months ended March 31, 2025, we recorded measurement period adjustments which increased goodwill by $3.1 million due to a decrease in net working capital of $4.4 million and an increase in deferred income taxes of $1.0 million, which were partially offset by an increase in intangible assets of $2.3 million. The measurement period adjustments did not have a significant impact on the consolidated statement of operations. If additional information becomes available, we may further revise the preliminary purchase price allocation as soon as practical, but no later than one year from the acquisition date. Revenue from this acquired business was $50.7 million from the acquisition date through March 31, 2025.

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

3. Balance Sheet Details

	June 30,	March 31,
Accounts receivable, net	2024	2025
Accounts receivable	$667,227	$688,880
Less allowance for doubtful accounts	(19,072)	(16,704)
Total	$648,155	$672,176

	June 30,	March 31,
Inventories	2024	2025
Raw materials	$238,086	$243,115
Work-in-process	66,910	99,790
Finished goods	92,943	96,049
Total	$397,939	$438,954

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	March 31,
Property and equipment, net	2024	2025
Land	$15,494	$16,067
Buildings, civil works and improvements	48,552	55,881
Leasehold improvements	13,573	15,022
Equipment and tooling	146,819	153,864
Furniture and fixtures	3,348	3,442
Computer equipment	22,597	25,534
Computer software	29,195	32,320
Computer software implementation in process	6,514	4,780
Construction in process	6,986	7,003
Total	293,078	313,913
Less accumulated depreciation and amortization	(179,111)	(189,561)
Property and equipment, net	$113,967	$124,352

Depreciation and amortization expense for property and equipment was $5.1 million and $5.0 million for the three months ended March 31, 2024 and 2025, respectively, and $14.6 million and $16.7 million for each of the nine months ended March 31, 2024 and 2025.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the nine-month period ended March 31, 2025 were as follows (in thousands):

		Optoelectronics
		And
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2024	$232,215	$70,807	$48,458	$351,480
Goodwill acquired during the period (see Note 2)	31,518	—	—	31,518
Foreign currency translation adjustment	(56)	68	(149)	(137)
Balance as of March 31, 2025	$263,677	$70,875	$48,309	$382,861

Intangible assets consisted of the following (in thousands):

	June 30, 2024			March 31, 2025
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$79,228	$(10,646)	$68,582	$89,114	$(9,845)	$79,269
Patents	9,116	(3,861)	5,255	9,532	(4,215)	5,317
Developed technology	70,186	(45,740)	24,446	99,134	(53,253)	45,881
Customer relationships	51,113	(41,421)	9,692	34,640	(21,356)	13,284
Total amortizable assets	209,643	(101,668)	107,975	232,420	(88,669)	143,751
Non-amortizable assets:
Trademarks	31,554	—	31,554	39,571	—	39,571
Total intangible assets	$241,197	$(101,668)	$139,529	$271,991	$(88,669)	$183,322

Amortization expense related to intangible assets was $5.5 million and $5.6 million for the three months ended March 31, 2024 and 2025, respectively. For each of the nine months ended March 31, 2024 and 2025, amortization expense related to intangible assets was $15.9 million.

During the nine months ended March 31, 2025, intangible assets of $46.2 million were from the business acquisition described in Note 2.

At March 31, 2025, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Year

2025 (remaining 3 months)	$5,287
2026	17,578
2027	18,589
2028	16,767
2029	14,627
Thereafter	70,903
Total	$143,751

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio of current revenues for the developed product divided by total current and anticipated future revenues for that developed product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended March 31, 2024 and 2025, we capitalized software development costs in the amounts of $4.3 million and $4.2 million, respectively. For the nine months ended March 31, 2024 and 2025, we capitalized software development costs in the amounts of $12.3 million and $13.0 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2024 and March 31, 2025, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	March 31,
	2024	2025	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$338,944	$278,013	$(60,931)	(18)%

Contract Liabilities (in thousands),

	June 30,	March 31,
	2024	2025	Change	% Change
Advances from customers	$53,431	$62,926	$9,495	18%
Deferred revenue—current	46,855	74,935	28,080	60%
Deferred revenue—long-term	22,809	19,116	(3,693)	(16)%

Contract Assets. Contract assets decreased by $60.9 million due to decreases in unbilled revenue of $86.3 million primarily from the achievement of certain milestones in our Security division which gives us the right to invoice customers, partially offset by an increase of $25.4 million from the business acquisition described in Note 2.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2025, the portion of the transaction price allocated to remaining performance obligations was approximately $822.5 million. We expect to recognize revenue on approximately 45% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the nine months ended March 31, 2025, we recognized revenue of $66.6 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Operating lease cost	$2,822	$3,399	$8,433	$9,017
Variable lease cost	289	256	823	735
Short-term lease cost	372	427	1,038	1,358
	$3,483	$4,082	$10,294	$11,110

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2024	March 31, 2025
Operating lease ROU assets, net	Other assets	$30,040	$31,142

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,706	$10,585
Operating lease liabilities, long-term	Other long-term liabilities	21,127	21,326
Total operating lease liabilities		$30,833	$31,911

Weighted average remaining lease term			3.6 years
Weighted average discount rate			4.6%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended March 31,
	2024	2025
Cash paid for operating lease liabilities	$9,114	$9,223
ROU assets obtained in exchange for new lease obligations	3,780	5,521

Maturities of operating lease liabilities at March 31, 2025 were as follows (in thousands):

March 31, 2025
Less than one year	$10,731
1 – 2 years	9,066
2 – 3 years	7,350
3 – 4 years	3,203
4 – 5 years	2,161
Thereafter	2,279
34,790
Less: imputed interest	(2,879)
Total lease liabilities	$31,911

7. Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended March 31, 2025, we recognized $2.3 million in restructuring and other charges, which included $1.8 million in employee terminations and $0.5 million for facility closure costs. During the nine months ended March 31, 2025, we recognized $3.6 million in restructuring and other charges, which included $0.6 million in acquisition related costs, $0.8 million for facility closure costs for operational efficiency activities, and $2.3 million for employee terminations.

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

The following tables summarize restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended March 31, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$8	$11	$—	$—	$19
Employee termination costs	129	60	311	2	502
Facility closures/consolidation	38	433	—	—	471
Legal costs, net	10	—	—	2	12
Total	$185	$504	$311	$4	$1,004

	Three Months Ended March 31, 2025
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs (recoveries), net	$(29)	$—	$—	$14	$(15)
Employee termination costs	910	72	627	139	1,748
Facility closures/consolidation	522	—	—	—	522
Total	$1,403	$72	$627	$153	$2,255

	Nine Months Ended March 31, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$243	$201	$—	$—	$444
Employee termination costs	279	102	311	122	814
Facility closures/consolidation	38	777	—	—	815
Legal costs, net	61	—	—	362	423
Total	$621	$1,080	$311	$484	$2,496

	Nine Months Ended March 31, 2025
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$341	$—	$—	$228	$569
Employee termination costs	1,012	391	779	140	2,322
Facility closures/consolidation	529	242	—	—	771
Legal costs (reimbursements), net	—	(14)	—	—	(14)
Total	$1,882	$619	$779	$368	$3,648

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the nine-month period ended March 31, 2025 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2024	$496	$294	$227	$808	$1,825
Restructuring and other charges, net	569	2,322	771	(14)	3,648
Payments, adjustments and reimbursements, net	(1,065)	(2,259)	(292)	(365)	(3,981)
Balance as of March 31, 2025	$—	$357	$706	$429	$1,492

8. Borrowings

Revolving Credit Facility

Our senior secured credit facility comprises a term loan and a $600 million revolving credit facility which matures in December 2026. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the facility bear interest at SOFR plus a margin of 1.5% as of March 31, 2025 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bears a commitment fee of 0.20% as of March 31, 2025 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of March 31, 2025, there were $156.0 million of borrowings outstanding under the revolving credit facility, $75.1 million outstanding under the letters of credit sub-facility, and $130.0 million outstanding under the term loan. As of March 31, 2025, the amount available to borrow under the revolving credit facility was $368.9 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of March 31, 2025, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap agreement in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details.

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

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of March 31, 2025 (in thousands):

March 31,
2025
Principal amount	$350,000
Unamortized debt discount and issuance costs	(8,306)
Net carrying amount	$341,694

Fair value (Level 2)	$436,706

The 2029 Notes were not eligible for conversion as of March 31, 2025. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of March 31, 2025 we were in compliance with applicable financial covenants under the indenture governing the 2029 Notes.

For the three months ended March 31, 2025, total interest expense for the 2029 Notes was $2.4 million, which consisted of $2.0 million of contractual interest expense and $0.4 million of amortization of debt discount and issuance costs. For the nine months ended March 31, 2025, total interest expense for the 2029 Notes was $6.8 million, which consisted of $5.5 million of contractual interest expense and $1.3 million of amortization of debt discount and issuance costs. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of March 31, 2025, $68.0 million was outstanding under these letter-of-credit facilities. As of March 31, 2025, the total amount available under these credit facilities was $24.7 million.

Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2024	2025
Term loan	$135,625	$130,000
2029 Notes, net	—	341,694
Other long-term debt	1,925	1,502
	137,550	473,196
Less current portion of long-term debt	(8,167)	(8,145)
Long-term portion of debt	$129,383	$465,051

Future principal payments of long-term debt by fiscal year as of March 31, 2025 are as follows (in thousands):

2025 (3 months remaining)	$2,071
2026	8,151
2027	121,082
2028	195
2029 and thereafter	341,697
Total	$473,196

9. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2025, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Cost of goods sold	$214	$258	$701	$728
Selling, general and administrative	6,650	7,132	20,326	21,298
Research and development	205	173	459	468
Stock-based compensation expense	$7,069	$7,563	$21,486	$22,494

As of March 31, 2025, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $1.2 million for stock options and $17.4 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.2 years with respect to the stock options and 2.2 years with respect to the RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2025:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2024	78,958	$97.87
Granted	16,039	174.09
Exercised	(28,229)	92.01
Expired or forfeited	(507)	$105.26
Outstanding at March 31, 2025	66,261	$118.75	8.0 years	$5,008
Exercisable at March 31, 2025	28,155	$94.94	6.9 years	$2,798

The following summarizes RSU award activity during the nine months ended March 31, 2025:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2024	391,591	$99.21
Granted	296,671	150.74
Vested	(322,909)	127.91
Forfeited	(9,099)	100.17
Nonvested at March 31, 2025	356,254	$116.09

As of March 31, 2025, there were approximately 1.6 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 75,988 and 80,682 performance-based RSUs during the nine months ended March 31, 2024 and 2025, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the nine months ended March 31, 2025, we repurchased 531,314 shares of common stock for an aggregate purchase price of approximately $80 million. As of March 31, 2025, there were 1,190,556 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. The potential future payments for two agreements with uncapped contingent consideration through fiscal year 2028 are not expected to be significant. For agreements that contain contingent consideration obligations that are capped, the remaining maximum amount of such potential future payments is $54.5 million as of March 31, 2025.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2024 to March 31, 2025 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2024	$15,375
Business acquisitions (Note 2)	9,739
Foreign currency translation adjustment	45
Changes in fair value for contingent earnout obligations	(3,140)
Payments on contingent earnout obligations	(477)
Ending fair value, March 31, 2025	$21,542

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

Indemnifications

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to, among other factors, the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2025.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2024	2025
Balance at beginning of period	$11,149	$11,089
Additions	3,524	4,171
Reductions for warranty repair costs and adjustments	(4,145)	(3,630)
Balance at end of period	$10,528	$11,630

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

The effective tax rates for three months ended March 31, 2024 and 2025 were 22.6% and 14.3%, respectively. During the three months ended March 31, 2024 and 2025, we recognized net discrete tax benefits of $0.2 million and $4.5 million, respectively, related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates and uncertain tax positions.

The effective tax rates for the nine months ended March 31, 2024 and 2025 were 21.7% and 19.5%, respectively. During the nine months ended March 31, 2024 and 2025, we recognized net discrete tax benefits of $0.8 million and $1.3 million, respectively, related to equity-based compensation under ASU 2016-09 and $2.3 million and $4.0 million, respectively, for changes in prior year tax estimates and uncertain tax positions.

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

The following tables present our results of operations and identifiable assets by industry segment (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2025	2024	2025
Revenues (1), (2) —by Segment:
Security division	$285,960	$314,908	$700,564	$829,209
Optoelectronics and Manufacturing division, including intersegment revenues	87,974	100,860	282,199	299,398
Healthcare division	41,493	43,722	121,130	125,678
Intersegment revenues elimination	(10,021)	(15,136)	(46,042)	(46,104)
Total	$405,406	$444,354	$1,057,851	$1,208,181

Income (loss) from operations —by Segment:
Security division	$50,127	$51,505	$122,592	$134,414
Optoelectronics and Manufacturing division	9,435	13,650	32,493	36,541
Healthcare division	1,564	1,308	2,157	3,830
Corporate	(9,733)	(10,134)	(30,832)	(29,314)
Intersegment eliminations	(30)	(112)	(167)	(969)
Total	$51,363	$56,217	$126,243	$144,502

	June 30,	March 31,
	2024	2025
Assets (3) —by Segment:
Security division	$1,333,259	$1,472,125
Optoelectronics and Manufacturing division	288,629	290,420
Healthcare division	255,093	267,214
Corporate	106,078	96,776
Eliminations (4)	(47,051)	(45,538)
Total	$1,936,008	$2,080,997
(1)For the three months ended March 31, 2024, one Security division customer accounted for 26% of net revenues. For the nine months ended March 31, 2024, two Security division customers accounted for 13% and 12% of consolidated net revenues, respectively.
(2)For the three and nine-month periods ended March 31, 2025, one customer in the Security division accounted for 14% and 13%, respectively, of consolidated net revenues.
(3)As of June 30, 2024, two customers in the Security division accounted for 39% and 10%, respectively, of accounts receivable, net. As of March 31, 2025, one customer in the Security division accounted for 44% of accounts receivable, net.
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

This management’s discussion and analysis of financial condition as of March 31, 2025 and results of operations for the three and nine months ended March 31, 2025 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; delays in revenue recognition related to the timing of customer acceptance; the impact of potential information technology, cybersecurity or data security breaches; changes in domestic and foreign government spending, budgetary, procurement and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict or conflicts in the Middle East, including the potential for broad economic disruption; global economic uncertainty, including the impact of tariffs; material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; as well as other risks and uncertainties, including but not limited to those factors described in our other SEC filings. All forward-looking statements contained in this report are qualified in their entirety by this Section. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 66% and 69% of our total consolidated revenues for the nine months ended March 31, 2024 and 2025, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 22% and 21% of our total consolidated revenues for the nine months ended March 31, 2024 and 2025, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 12% and 10% of our total consolidated revenues for the nine months ended March 31, 2024 and 2025, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. We are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by supply chain disruptions, inflationary pressure, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with political unrest internationally and the volatile U.S. political climate, resulting from the recent U.S. presidential election and congressional seat changes, have increased economic uncertainty and impacted demand for certain of our products and services. Conflicts in Gaza and nearby regions have created political and economic uncertainty in the Middle East. Also, the continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. We do not know how long this uncertainty will continue. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

The U.S. has recently imposed tariffs on global imports and certain foreign countries have increased tariffs as a result. Based on these recently announced and implemented global tariffs, and assuming such tariffs remain in place, this is expected to result in additional costs for us. While the ultimate impact of changes to tariffs will depend on various factors, including the timing, amount, scope, and nature of any tariffs that are implemented, we are evaluating measures to mitigate the impact of tariffs.

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

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 0.7% for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to the weakening of the U.S. dollar against other foreign currencies in 2024. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the fiscal year, and any further weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the fiscal year.

Results of Operations for the Three Months Ended March 31, 2024 (Q3 Fiscal 2024) Compared to the Three Months Ended March 31, 2025 (Q3 Fiscal 2025) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q3	% of	Q3	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$ Change	% Change
Security	$286.0	70.6%	$314.9	70.9%	$28.9	10.1%
Optoelectronics and Manufacturing	77.9	19.2	85.7	19.3	7.7	9.9
Healthcare	41.5	10.2	43.7	9.8	2.2	5.3
Total net revenues	$405.4	100.0%	$444.3	100%	$38.8	9.6%

Revenues for the Security division during Q3 fiscal 2025 increased year-over-year due to increases in product and service revenues of approximately $5.2 million and $23.7 million, respectively. The increase in product revenues was primarily driven by the acquired business further described in Note 2 to the condensed consolidated financial statements. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during Q3 fiscal 2025 increased year-over-year as a result of an increase in revenues in our contract manufacturing business.

Revenues for the Healthcare division during Q3 fiscal 2025 increased year-over-year primarily due to an increase in patient monitoring sales.

Gross Profit

	Q3	% of	Q3	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Gross profit	$136.1	33.6%	$150.3	33.8%

Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Gross profit increased approximately $14.2 million in Q3 fiscal 2025 as compared to the prior year driven by the increase in sales. The gross margin in Q3 fiscal year 2025 was comparable to Q3 fiscal year 2024.

Operating Expenses

	Q3	% of	Q3	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$ Change	% Change
Selling, general and administrative	$66.6	16.4%	$73.3	16.5%	$6.7	10.1%
Research and development	17.1	4.2	18.6	4.2	1.5	8.8
Restructuring and other charges, net	1.0	0.2	2.3	0.5	1.3	130.0
Total operating expenses	$84.7	20.8%	$94.2	21.2%	$9.5	11.2%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, and depreciation and amortization expense. SG&A expense increased in Q3 fiscal 2025 compared to the same prior-year period primarily due to employee compensation, professional fees and information technology costs.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expenses increased $1.5 million in Q3 fiscal 2025 as compared to Q3 fiscal 2024 driven by increased compensation costs to support new product development initiatives primarily in our Security division.

Restructuring and other charges Restructuring and other charges generally consist of costs relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During Q3 fiscal 2025, restructuring and other charges were $2.3 million, which included $1.8 million in employee terminations, and $0.5 million for facility closure costs. During Q3 fiscal 2024, restructuring and other charges primarily consisted of $0.5 million for facility closure costs for operational efficiency activities, and $0.5 million for employee terminations.

Interest and Other Expense, Net

	Q3	% of	Q3	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Interest and other expense, net	$7.4	1.8%	$8.2	1.8%

Interest and other expense, net. For Q3 fiscal 2025, interest and other expense, net was $8.2 million as compared to $7.4 million in the same prior-year period. This increase was driven by higher average levels of borrowings primarily to support the increase in working capital associated with the growth in revenues, business acquisition activity, and for the repurchase of approximately $80 million of shares of common stock in July 2024. Interest expense in Q3 fiscal 2025 and Q3 fiscal 2024 includes a benefit from the interest rate swap of $0.4 million and $0.9 million, respectively.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q3 fiscal 2025 and 2024, the provision for income taxes was $6.9 million and $9.9 million, respectively. The effective tax rates for Q3 fiscal 2025 and 2024 were 14.3% and 22.6%, respectively. During Q3 fiscal 2025 we recognized net discrete tax benefits of $4.5 million related to equity-based compensation under ASU 2016- 09 and changes in prior year tax estimates and uncertain tax benefits. During Q3 fiscal 2024 we recognized net discrete tax benefits of $0.2 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates.

Results of Operations for the Nine Months Ended March 31, 2024 (YTD Q3 Fiscal 2024) Compared to the Nine Months Ended March 31, 2025 (YTD Q3 Fiscal 2025) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$Change	% Change
Security	$700.6	66.2%	$829.2	68.6%	$128.6	18.4%
Optoelectronics and Manufacturing	$236.2	22.3%	253.3	21.0	17.1	7.2
Healthcare	$121.1	11.5%	125.7	10.4	4.6	3.8
Total net revenues	$1,057.9	100.0%	$1,208.2	100.0%	$150.3	14.2%

Revenues for the Security division during YTD Q3 fiscal 2025 increased year-over-year due to an increase in product and service revenues of approximately $94.0 million and $34.6 million, respectively. The increase in product revenues was primarily driven by growth in cargo and vehicle inspection systems, checkpoint screening systems, trace detection systems, and the acquired business further described in Note 2 to the condensed consolidated financial statements. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during YTD Q3 fiscal 2025 increased year-over year as a result of an increase in revenue in our contract manufacturing business.

Revenues for the Healthcare division during YTD Q3 fiscal 2025 increased year-over-year due to an increase in patient monitoring sales and related service revenue.

Gross Profit

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Gross profit	$376.1	35.6%	$418.9	34.7%

Gross profit increased approximately $42.8 million in YTD Q3 fiscal 2025 as compared to the prior year driven by the increase in sales. The gross margin decreased as compared to the prior year comparable period as the prior year period had a favorable mix of Security division revenues, resulting in a higher gross margin.

Operating Expenses

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues	$Change	% Change
Selling, general and administrative	$198.0	18.7%	$216.2	17.9%	18.2	9.2%
Research and development	49.4	4.7	54.6	4.5	5.2	10.5
Restructuring and other charges, net	2.5	0.2	3.6	0.3	1.1	44.0
Total operating expenses	$249.9	23.6%	$274.4	22.7%	24.5	9.8%

Selling, general and administrative. SG&A expense for YTD Q3 fiscal 2025 was $18.2 million higher than in the same prior-year period, primarily due to increased employee compensation and unfavorable impact of foreign currency exchange rates in YTD Q3 fiscal 2025 compared to the same prior-year period.

Research and development. R&D expenses for YTD Q3 fiscal 2025 increased $5.2 million over the same prior-year period driven by increased compensation costs to support new product development initiatives primarily in our Security division.

Restructuring and other charges. Restructuring and other charges for YTD Q3 fiscal 2025 were $3.6 million, which included $0.6 million in acquisition related costs, $0.8 million for facility closure costs for operational efficiency activities, and $2.3 million for employee terminations.

Interest and Other Expense, Net

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2024	Net Revenues	Fiscal 2025	Net Revenues
Interest and other expense, net	$19.7	1.9%	$24.2	2.0%

Interest and other expense, net. The increase in interest and other expense, net was driven by higher average levels of borrowings primarily to support the increase in working capital associated with the growth in revenues, business acquisition activity, and for the repurchase of approximately $80 million of shares of common stock in July 2024. Interest expense for YTD Q3 fiscal 2025 and 2024 included a benefit of $2.0 million and $2.7 million, respectively, from the interest rate swap.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For YTD Q3 fiscal 2025 and 2024, the provision for income taxes was $23.4 million and $23.1 million, respectively. The effective tax rates for YTD Q3 fiscal 2025 and 2024 were 19.5% and 21.7%, respectively. For YTD Q3 fiscal 2025, we recognized a discrete tax benefit of $1.3 million related to equity-based compensation under ASU 2016-09 and a benefit of $4.0 million from changes in prior year tax estimates and uncertain tax benefits. For YTD Q3 fiscal 2024, we recognized a discrete tax benefit of $0.8 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million from changes in prior year tax estimates.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $95.8 million at March 31, 2025, an increase of $0.4 million, or 0.5%, from $95.4 million at June 30, 2024. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future beyond that. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

In July 2024, we issued an aggregate of $350.0 million principal amount of 2.25% convertible senior notes due in August 2029. In connection with the issuance of the 2029 Notes, we repurchased 531,314 shares of our common stock for approximately $80 million.

Our credit facility comprises a term loan and a $600 million revolving credit facility, which includes a $300 million sub-facility for letters of credit. As of March 31, 2025, there was $130.0 million outstanding under the term loan, $156.0 million outstanding under our revolving credit facility and $75.1 million of outstanding letters of credit. As of March 31, 2025, the total amount available under our revolving credit facility was $368.9 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. For YTD Q3 fiscal 2025, cash provided by operations was $97.0 million compared to cash used in operations of $58.5 million in the comparable prior-year period. The net change in cash flows from operating activities was due primarily to favorable changes in net working capital compared to the prior-year period and higher net income for YTD Q3 fiscal 2025 over the comparable prior-year period.

Cash Used in Investing Activities. Net cash used in investing activities was $106.4 million for YTD Q3 fiscal 2025 as compared to $24.9 million in the same prior year period. We used $75.5 million for a business acquisition in September 2024, compared to $9.0 million in the first nine months of fiscal year 2024. Capital expenditures for YTD Q3 fiscal year 2025 were $17.7 million compared to $13.6 million in the same prior-year period. Expenditures for intangible and other assets for YTD Q3 fiscal year 2025 were $13.5 million compared to $12.9 million in the same prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $10.4 million for YTD Q3 fiscal 2025, compared to $110.7 million during the same prior-year period. The decrease in cash flows from financing activities was primarily due to net proceeds of $340.6 million from issuance of the 2029 Notes, partially offset by (1) net repayment of $228.0 million on our credit facility and (2) repurchase of shares of common stock of $80.4 million. Taxes paid related to net share settlement of equity awards were $22.6 million during YTD Q3 fiscal 2025 compared to $23.2 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $95.8 million at March 31, 2025. Of this amount, approximately 83% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom, and to a lesser extent in Singapore, Canada, and Malaysia among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares of common stock during the third quarter of fiscal year 2025.

Contractual Obligations

During the nine months ended March 31, 2025, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. As discussed in Note 1, we are currently evaluating the potential impact on financial statement disclosures upon future adoption of ASU 2023 - 07 and ASU 2023 - 09. There were no new pronouncements adopted in the third quarter of fiscal year 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes in our exposure to market risk during the nine months ended March 31, 2025 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 29, 2024, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5 - 1 Trading Plans

On March 12, 2025, Deepak Chopra, our Executive Chairman, adopted a Rule 10b5 - 1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5 - 1 (c) for the sale of up to 80,000 shares of our common stock until May 15, 2026. None of our other directors or officers informed us during the quarter ended March 31, 2025 of the adoption, modification or termination of a Rule 10b5 - 1 trading arrangement or non - Rule 10b5 - 1 trading arrangement, as those terms are defined in Regulation S - K, Item 408.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 2nd day of May, 2025.

OSI SYSTEMS, INC.

By:	/s/ Ajay Mehra
Ajay Mehra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Cary Okawa
Cary Okawa
Chief Accounting Officer
(Principal Accounting Officer)