Form 10-K
period 2025-06-30
OSI SYSTEMS INC
filed 2025-08-25
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,668,702,265. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates of the registrant. The number of shares outstanding of the registrant’s Common Stock as of August 18, 2025 was 16,825,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2025 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

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

Security Division. A variety of technologies are currently used globally in non-intrusive security and inspection systems, including transmission and backscatter X-ray interrogation, 3-D computed tomography, radiation monitoring, metal detection, millimeter wave imaging, chemical trace detection, and optical inspection. We believe that the market for security and inspection products will continue to be affected by the threat of terrorist incidents, drug and human trafficking, border security, gun violence, and by new government mandates and appropriations for security and inspection products both in the United States and internationally.

Security and inspection products are used at a wide range of facilities such as airports, border crossings, seaports, freight forwarding operations (to screen cargo before it is loaded onto airplanes), government and military installations, sports and concert venues, correctional facilities, and other locations where the interdiction of criminal activities is paramount. The U.S. Department of Homeland Security has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airplanes, and obtaining and transporting explosives, weapons and their components, and to prevent drug and human trafficking, among other serious crimes. These initiatives, such as the Customs-Trade Partnership Against Terrorism, the U.S. Transportation Security Administration’s Air Cargo Screening Mandate and the U.S. Customs and Border Protection Container Security Initiative, have resulted in increased demand for security and inspection products, as have similar programs undertaken by governments across the world.

The international market for non-intrusive inspection equipment and related services also continues to expand as nations procure and operate equipment to meet their own security objectives and address evolving threats, including bolstering security operations at their own borders, transportation networks, critical infrastructure facilities, and other venues. Global initiatives like the European Union’s Customs Control Equipment Instrument (CCEI) and mandates for 100% cargo scanning at key international ports are driving increased demand for advanced inspection technologies by setting higher security standards, streamlining customs processes, and promoting greater interoperability among international security frameworks. The U.S. Transportation Security Administration and other international air transportation security regulators around the world require the screening of passengers, carry-on bags and air cargo. Several of our screening system models have been approved by the U.S. Transportation Security Administration, as well as by various international regulatory bodies, for this purpose and are procured and used by government agencies, airlines, airports, freight forwarders, transportation companies and other businesses to fulfill their compliance requirements. These and other regulations promulgated by international organizations have resulted in an ongoing global demand for airline, cargo, port and border security and inspection technologies.

Optoelectronics and Manufacturing Division. We believe that continued advances in technology have broadened the optoelectronics market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see a trend among OEMs to outsource the design and manufacture of optoelectronic devices as well as value-added subsystems to fully-integrated, independent manufacturers, like us, which may offer greater specialization, broader expertise, and more flexibility to respond to short cycle times and quicker market expectations.

Our optoelectronic devices are utilized in a wide range of applications across various markets, including aerospace and defense, automotive, medical imaging and diagnostics, life sciences and biotechnology, pharmaceuticals, nanotechnology, telecommunications, construction, and homeland security. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser-guided munitions systems, range finders, and other applications that require the conversion of optical signals into electrical signals. Homeland security applications for our devices include X-ray imaging, chemical, biological, radiological, nuclear, and explosive-based detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide range of measurement control, monitoring, and industrial applications, serving as key components in telecommunications technologies. We also offer electronics manufacturing services to broader markets, as well as to our optoelectronics customers and our Security and Healthcare divisions. We offer full turnkey solutions as well as printed circuit board assembly, cable and harness assembly, liquid crystal displays, and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services. Additionally, our flexible circuit businesses offer design expertise, fabrication capabilities, and assembly of flexible and rigid circuit boards for applications in the industrial, medical, military, and consumer markets.

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

Growth Strategy

We believe that one of our primary competitive strengths is our expertise in designing and manufacturing cost-effective specialized electronic systems and components for critical applications. As a result, we will continue to leverage such expertise and capacity to gain price, performance and agility advantages over our competitors in the security, healthcare and optoelectronics fields, and to translate such advantages into profitable growth in these fields. At the same time, we continually seek to identify new markets in which our core expertise and capacity will provide us with competitive advantages. Key elements of our growth strategy include:

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

Capitalizing on Vertical Integration. Our vertical integration provides several advantages across all our divisions. These advantages include reduced manufacturing and delivery times, lower costs due to our access to competitive international labor markets and direct sourcing of raw materials and subcomponents. We also believe that we offer significant added value to our customers by providing a full range of vertically-integrated services, including component design and customization, subsystem concept design and application engineering, product development and prototyping, efficient preproduction and short run manufacturing and competitive mass production capabilities. We believe that our vertical integration differentiates us from many of our competitors and provides value to our customers who can rely on us to be an integrated and comprehensive supplier.

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

We expect that a market for software-as-a-service (SaaS) platforms that are capable of integrating the data that security inspection systems produce with related information derived from vehicle license plates, cargo container numbers, drivers’ licenses, government databases, and other sources will also continue to develop, mature and grow, particularly as customers shift their operating procedures to take advantage of secure, cloud-based, networking technologies. We are a leader in the development of these platforms, including the transmission of such data to operators that may be working within secure, remote screening facilities hundreds or thousands of miles away from the security checkpoint. Our software has been used by customs and tax authorities in the United States, Europe and Latin America to screen millions of containers and vehicles. We believe that government agencies and commercial customers will continue to rely on such SaaS offerings to review and adjudicate screening decisions remotely, over secure networks, as well as to communicate with and monitor the performance of their employees working on the ground at distant ports, border crossings and other checkpoints.

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

Security and Inspection Systems. We design, manufacture and market security and inspection systems globally to end users primarily under the “Rapiscan” trade name. Our Security products are used to inspect baggage, parcels, cargo, people, vehicles and other objects for various contraband and prohibited items including weapons, explosives, drugs, biosecurity threats, and nuclear materials. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Our Security products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation monitoring; explosive and narcotics trace detection; optical inspection systems; and radio frequency (RF) equipment. We also offer turnkey security screening services, as well as related software integration platforms, operator training, and the staffing and operation of security screening checkpoints under the “S2” trade name.

In recent years, security and inspection products have increasingly been used at a wide range of facilities in addition to airports, such as border crossings, railways, seaports, cruise line terminals, sports and entertainment venues, freight forwarding operations, government and military installations and nuclear facilities. As a result of the use of security and inspection products at additional facilities, we have diversified our portfolio of security and inspection products and our sales channels.

Many of our security and inspection systems utilize dual-energy X-ray imaging technology, in combination with software enhanced imaging methods and algorithms to facilitate the detection of contraband materials and items such as explosives, weapons, narcotics, and radioactive materials. Dual energy imaging allows some material properties to be identified. Additionally, dual-view X-ray imaging allows operators to view and examine objects from two directions simultaneously, thereby improving the operator’s ability to detect threats quickly and effectively. Some of our systems also use different types or combinations of X-ray imaging in addition to dual-energy, such as multi-view and computed tomography. Algorithms that process images and related data from these systems significantly enhance the overall probability of detection of a range of threat items and materials. Typical threat items include explosives and weapons.

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

Our Security division also offers trace detection systems that are designed to detect trace amounts of explosives and narcotics and people screening products, such as walk-through metal detectors for use at security checkpoints at airports, government buildings, sports arenas and other venues. We also advance the application of radio frequency (RF) broadcast transmission and scientific and industrial equipment, specializing in the custom design, development, and manufacture of digital and analog high-power RF systems for a global customer base across various sectors, including science, industrial, government, defense, and broadcast objectives.

Optoelectronic Devices and Manufacturing Services. Optoelectronic devices designed, manufactured, and sold through our Optoelectronics and Manufacturing division generally consist of both active and passive components. A collection of active components detects lights of different wavelengths and converts light into electrical signals. Meanwhile, another set of devices emits light in the form of lasers, transforming electricity into light. Passive components are responsible for amplifying, separating, and reflecting light. These products are manufactured in standard and customized configurations for specific applications and are offered either as components or as subsystems. Our optoelectronic products and services are provided primarily under the “OSI Optoelectronics,” “OSI LaserDiode,” and “Advanced Photonix” trade names.

In addition to manufacturing standard and OEM products, we also specialize in designing and manufacturing customized, value-added subsystems for use in a wide range of products and equipment. An optoelectronic subsystem typically consists of one or more optoelectronic components that are combined with other electronic components and packaging for use in an end product. The composition of a subsystem can range from a simple assembly of various optoelectronic devices that are incorporated into other subsystems (for example, a printed circuit board containing our optoelectronic devices) to complete end products (for example, pulse oximetry equipment).

We provide electronics design and manufacturing services in North America, the United Kingdom, and the Asia Pacific region. Our offerings include printed circuit boards, cable and harness assemblies, and complete systems. Our factories are equipped with automated surface mount technology (SMT) lines and other advanced automated manufacturing equipment. We offer these services to OEM customers and end users in various sectors, including medical, automotive, defense, aerospace, industrial, and consumer electronics applications that are not primarily focused on integrating optoelectronic devices. Additionally, we design and manufacture custom LCD displays for medical, industrial, and consumer electronics applications, as well as design and fabricate flex circuits for OEM customers ranging from the prototype stage to mass production. Our electronics manufacturing services are provided primarily under the trade names “OSI Electronics,” “APlus Products,” “Altaflex,” and “PFC Flexible Circuits.”

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

Our Pathfinder SL® and Lifescreen™ Pro analysis tools provide clinicians the ability to save Holter analysis time and to do detailed analysis when needed inside or outside the hospital. Our Eclipse Pro Holter recorders provide up to 14 days of 3-channel recording or up to 72 hours of 12 lead with pacing. Our Eclipse Mini Ambulatory ECG Recorder provides up to 30 days of 3-channel ECG and when paired with Lifescreen™ Pro clinicians can analyze millions of heart beats within minutes.We are also a supplier of ambulatory blood pressure (ABP) monitors which are routinely used by physicians around the world and by contract research organizations. Many physicians are using ambulatory blood pressure monitoring to detect “white coat” hypertension, a condition in which people experience elevated blood pressure in the doctor’s office but not in their daily lives. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment. Spacelabs OnTrak™ ambulatory blood pressure system has been validated for both pediatric and adult patient types and includes the capability to measure activity correlation with non-invasive blood pressure readings.

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

Markets, Customers and Applications

Security and Inspection Products. Some security and inspection products were developed originally in response to civilian airline hijackings. Consequently, certain of our security and inspection products have been and continue to be sold for use at airports. Our security and inspection products are also used for security and customs purposes at locations in addition to airports, such as border crossings, shipping ports, critical infrastructure facilities, international mail facilities, sports and entertainment venues, military and other government installations, freight forwarding facilities, high-profile locations such as U.K. House of Parliament, Buckingham Palace, and the Vatican and for high-profile events such as the Olympic Games, FIFA World Cup, and other sporting events. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening locations for our customers.

Our customers include, among many others, the U.S. Department of Homeland Security, U.S. Department of Defense, U.S. Department of State, U.S. Department of Commerce, and U.S. Department of Justice, as well the ministries and departments of many international governments, including transportation and border control authorities and other critical infrastructure agencies.

Our contracts with the U.S. Government are generally subject to termination for convenience at the election of the U.S. Government. For the fiscal year ended June 30, 2025, our Security division’s direct sales to the U.S. Government were approximately $182.8 million. Additionally, certain of our contracts with foreign governments also contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to Item 1A. “Risk Factors.”

Optoelectronic Devices and Electronics Manufacturing Services. Our optoelectronic devices and electronics are used in a broad range of products for various customers across the following market segments: defense, aerospace, and avionics; medical and life sciences; healthcare; telecommunications; homeland security; toll and traffic management; automotive and industrial.

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

We sell products directly to end customers, as well as through integrated delivery networks and group purchasing organizations in the U.S., the NHS Supplies Organization in the United Kingdom, UGAP in France, NUPCO in Saudi Arabia and to various government funded hospitals in the Middle East and several parts of Asia.

Marketing, Sales and Service

We market and sell our security and inspection products and turnkey security screening solutions globally through a direct sales and marketing staff located in North America, South America, Europe, Middle East, Australia, and Asia, in addition to an expansive global network of independent distributors. This sales organization is supported by a service organization located in the same region, as well as a global network of independent, authorized service providers.

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

We market and sell our optoelectronic devices and manufacturing services through both our direct sales and marketing teams located in North America, Europe, and Asia, as well as indirectly through a global network of independent sales representatives and distributors. Our sales staff is supported by a team of application engineers who provide technical assistance, including application design, custom tooling, process integration, and development of products that meet customer-defined specifications.

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

Research and Development

Our security and inspection systems and software are primarily designed at our facilities in the United States and in the United Kingdom, Australia, Germany, Singapore, and India. These products include mechanical, electrical, analog and digital electronics, software, as well as other components and subsystems. In addition to product design, we provide civil works and system integration services to install and integrate our products with other systems, networks and facilities at the customer site. We support cooperative and government-funded research projects with universities, government - funded laboratories, and directly with government agencies themselves.

We design and manufacture optoelectronic devices, and we provide electronics manufacturing services primarily in our facilities in the United States and internationally in the United Kingdom, Canada, India, Indonesia, Malaysia, and Mexico. We engineer and manufacture subsystems to solve the specific application needs of our OEM customers. Additionally, we provide comprehensive subsystem design and manufacturing solutions. We consider our engineering personnel to be an important extension of our core sales and marketing efforts. Our engineering teams also design and develop processes for fabricating our custom products, from semiconductor wafer-level to complete products, to ensure that our technology and products meet the latest market trends.

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

Manufacturing and Materials

We currently manufacture our security and inspection systems domestically in California, Massachusetts, and Tennessee, and internationally in Germany, Malaysia and the United Kingdom. We currently manufacture our patient monitoring and cardiology and remote monitoring systems in Washington state. We outsource manufacturing of certain of our supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in Canada, Mexico, India, Indonesia, Malaysia, and the United Kingdom. Most of our high-volume, labor-intensive manufacturing activities are performed at our facilities in Mexico, India, Indonesia and Malaysia.

Our ability to manufacture products and provide follow-on services from offices located in these regions enables us to remain in close proximity to our customers, which is a key component of our global strategy.

Our global manufacturing organization has expertise in optoelectronics, microelectronics, and integrated electronics for industrial and automation, medical, aerospace and defense industry applications. Our manufacturing includes semiconductor silicon and laser wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mount and thru-hole printed circuit board electronic assemblies, cable and harness assemblies, LCD and TFT displays, box-build manufacturing, and flex and rigid - flex circuitry on a complete turnkey basis. To support our manufacturing operations, we outsource specific requirements, including sheet metal fabrication and molding of plastic components.

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

The principal raw materials and subcomponents used in producing our optoelectronic devices and electronic subsystems consist of semiconductor wafers, electronic components, light-emitting diodes, scintillation crystals, passive optical components, printed circuit boards, and packaging materials. The silicon-based optoelectronic devices we manufacture are critical components in most of our products and subsystems. We purchase silicon wafers and other electronic components from unaffiliated third-party providers.

For cost, quality control, technological, and efficiency reasons, we purchase specific materials, parts, and components only from single vendors with whom we have ongoing relationships. We do, however, qualify alternative sources for many of our materials, parts, and components. We purchase most materials, parts, and components pursuant to purchase orders placed from time to time in the ordinary course of business.

Information Technology and Cybersecurity Risk Management

We rely extensively on digital technology to conduct operations and engage with our customers and business partners. As the complexity of our engagements grows, so do the threats from cyber-intrusion, ransomware, denial of service, phishing, account takeover, data manipulation and other cyber-misconduct. To counter these threats, we have implemented an information security management system (ISMS) focused on data confidentiality, integrity, and availability. Our ISMS has been certified as ISO/IEC 27001 compliant, and we engage independent third parties (auditors and security firms) to test and assess our cybersecurity controls annually. Similarly, we conduct external cyber-penetration testing annually to assess and improve our security posture and reduce cybersecurity risk. Through a combination of governance, risk, and compliance (GRC) resources, we also (i) proactively monitor IT controls to ensure compliance with legal and regulatory requirements, (ii) perform third-party risk management assessments, (iii) ensure essential business functions remain available during business disruptions, (iv) develop and update incident response plans to address potential weaknesses, and (v) maintain cyber-incident management and reporting procedures. Our ISMS and GRC processes are designed to prioritize IT and cybersecurity risk areas, identify solutions that minimize such risks, pursue optimal outcomes, and maintain compliance with contractual obligations. We maintain a global security operations center with the capability to investigate and trigger impact mitigation protocols in real-time. These capabilities allow us to reduce exposure should a security incident arise. For additional information regarding the risks associated with these matters, see Item 1A. “Risk Factors” and Item 1C. “Cybersecurity.”

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

Patents. We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2025 and 2042. While we continue to file new applications and pursue new patents, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

We believe that our trademarks and trade names and patents are important to our business. The loss of some of our trademarks or patents might have a negative impact on our financial results and operations. Nevertheless, with the exception of the loss of the Rapiscan® or Spacelabs® trademarks, the impact of the loss of any single trademark or patent would not likely have a material adverse effect on our business.

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

United States FDA. In the United States, the FDA has broad regulatory powers with respect to preclinical and clinical testing of new medical devices and the designing, manufacturing, labeling, storage, record keeping, marketing, advertising, promotion, distribution, post market monitoring and reporting and import and export of medical devices. Unless an exemption applies, federal law and FDA regulations require that all new or significantly modified medical devices introduced into the market be preceded either by a premarket notification clearance under section 510(k) of the Federal Food, Drug and Cosmetic Act (FFDCA), or an approved premarket approval (PMA) application. Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation (QSR) facility registration and product listing, reporting of adverse events and malfunctions and truthful and non-misleading promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

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

We are subject to pervasive and continuing post-approval governmental regulation, including, but not limited to, the registration and listing regulation, which requires manufacturers to register all manufacturing facilities and list all medical devices placed into commercial distribution; Quality System (also known as Good Manufacturing Practices) Regulations, which requires manufacturers, including third-party manufacturers, to follow stringent design, risk management, validation, testing, production, control, supplier and contractor selection, complaint handling, documentation and other quality assurance procedures during the manufacturing process; product and promotional labeling regulations; advertising and promotion requirements; restrictions on sale, distribution or use of a device; and the Medical Device Reporting (MDR) regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant clearance or approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures comply with the FDA’s regulatory requirements. Our facilities, records and manufacturing processes are also subject to periodic scheduled and unscheduled inspections by the FDA. Failure to comply with the applicable United States medical device regulatory requirements could result in, among other things, warning letters, untitled letters, fines, injunctions, consent decrees, civil penalties, unanticipated expenditures, repairs, replacements, refunds, recalls or seizures of products, operating restrictions, total or partial suspension of production, the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product clearances or approvals and criminal prosecution.

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

We and other medical device manufacturers are confronted with major changes in the EU’s decades-old regulatory framework governing market access to the EU. The EU’s Medical Devices Regulation (“EU MDR”) has replaced the EU’s Medical Device Directive (93/42/EEC) and the EU’s Directive on active implantable medical devices (90/385/EEC). The EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation, quality systems and post-market surveillance, than the medical device directives replaced by the EU MDR.

Manufacturers of currently approved medical devices have a transition time to meet the requirements of the EU MDR with expiration of such transition time depending on the class of medical device being manufactured. The EU MDR differs in several important ways from the EU’s directives for medical devices and active implantable medical devices replaced thereby. The most significant changes in the regulations include:

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

In the security and inspection market, competition is based primarily on factors such as product performance specification standards, quality and reliability, maintenance and repair competency, government regulatory approvals and qualifications, the overall cost effectiveness of the system, prior customer relationships and reputation, technological capabilities of the products, price, local market presence, historical program execution experience, and breadth of sales and service organization. Competition results in price reductions and reduced margins and could result in loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and we offer among the widest array of security inspection solutions available from a single supplier. This variety of technologies also permits us to offer unique combinations and hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet each customer’s unique application requirements.

In the patient monitoring, cardiology and remote monitoring, clinical monitoring and connected care markets, competition is also based on a variety of factors including product performance, functionality, value and breadth of sales and service organization. Competition could result in price reductions, reduced margins and loss of our market share. We believe that our patient monitoring products are easier to use than the products of many of our competitors because we offer a consistent user interface throughout many of our product lines. We also believe that the capability of our monitoring systems to connect together, and to the hospital infrastructure, is a key competitive advantage. Further, while some of our competitors are also beginning to introduce portal technology, which allows remote access to data from the bedside monitor, central station or other point of care, we believe that our competing technologies bring valuable, instant access to labs, radiology and charting at the point of care. In the patient monitoring and connected care markets we face many large international players. Our competitive advantage in this market is via our solution delivery and workflow and communications software (SafeNSound) as well as our FDA cleared clinical decision support (Rothman Index) software. Our offering in this market in the USA uniquely addresses the needs of our customers.

In cardiology and remote monitoring our competitors are more regionally based. Our differentiators in these markets are our analyzer software solutions as well as our ambulatory blood pressure monitors.

In the markets where we operate, providing optoelectronic devices and electronics manufacturing services, our customers evaluate us and our competitors based on several key factors. These include expertise in the design and development of optoelectronic devices, product quality, timely delivery, pricing, technical support, and the ability to offer fully integrated services that span application development and design through to production. Because our custom optoelectronic components and subsystems require a high degree of engineering expertise, there are very few significant competitors in the United States, Europe, or Asia. The competition in the broader electronic manufacturing services market ranges from multinational corporations with sales exceeding several billion dollars to large regional competitors and small local assembly companies. In our experience, the OEM customers to whom we provide such services often prefer to engage companies that offer both local and lower-cost offshore facilities. Along with a number of domestic competitors for these services, our high-volume, low-cost contract manufacturing locations in Southeast Asia compete with other manufacturers in the same region.

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

Certain of our cargo and vehicle inspection systems and our radio frequency transmission products may require more than a year of lead-time. We have experienced some significant delays associated with shipments of our cargo and vehicle inspection systems to certain customers. Such delays can occur for many reasons, including: (i) additional time necessary to coordinate and conduct factory inspections with the customer before shipment; (ii) a customer’s need to engage in time-consuming site construction projects to accommodate the system, over which we may have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; (v) time needed to obtain export licenses and/or letters of credit; (vi) delays originating from other contractors on the project; and (vii) supply chain constraints.

As of June 30, 2025, our consolidated backlog totaled approximately $1.8 billion, compared to $1.7 billion as of June 30, 2024. Sales orders underlying our backlog are firm orders, although, from time to time we may agree to permit a customer to cancel an order, or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and should not be considered a meaningful indicator of our performance on an annual or quarterly basis.

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

We understand the importance of a diverse workforce, and we are committed to upholding a culture of diversity, equity, and inclusion. We value the unique contributions of our employees, and we hold firm to the ideals of fairness, equal opportunity and mutual respect for all forms of diversity and differing abilities. We are committed to pay equity and protecting the rights of underrepresented groups within our organization, including women, racial and ethnic minorities, and members of the LGBTQ+ community. Our broader diversity strategies include focus at all levels of our organization, including senior management and our Board of Directors. As of June 30, 2025, 43.7% of our global workforce was female and 48.5% of our U.S. workforce was ethnically diverse.

As of June 30, 2025, we employed 7,337 people, of whom 4,505 were employed in manufacturing, 617 were employed in engineering or research and development, 676 were employed in administration, 364 were employed in sales and marketing and 1,175 were employed in service capacities. Of the total employees, 2,344 were employed in the Americas, 3,876 were employed in Asia and 1,117 were employed in Europe.

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

Business and Industry Risks

If operators of, or algorithms installed on, our security and inspection systems fail to detect weapons, explosives or other devices or materials that are used to commit a crime, terrorist act or other mass casualty event, we could be exposed to product and professional liability and related claims for which we may not have adequate insurance coverage. Our business exposes us to potential product liability risks that are inherent in the development, manufacturing, sale, maintenance and repair of security and inspection systems, software and threat detection algorithms, as well as in the provision of training to our customers in the use and operation of such systems. Our customers use our security and inspection systems to help them detect items that could be used in performing terrorist acts, mass casualty events or other crimes. Some of our security and inspection systems require that an operator interpret an image of suspicious items within a bag, parcel, container, vehicle or other vessel. Others rely on threat detection algorithms, or use such algorithms to signal to the operator that further investigation is recommended. The selection, training, supervision, reliability and competence of such operators are often crucial to the detection of suspicious items.

Security inspection systems that rely on threat detection algorithms or that use such algorithms to signal to the operator that further investigation is recommended are sometimes referred to in the security industry as “automatic” detection systems. If such a system were to fail to signal when an explosive, weapon or other contraband was present, resulting in loss of life or damage, we would be subject to risk of significant product liability claims. Security inspection by such technological means is circumstance and application-specific. Our security and inspection systems offer significant capabilities, but also have performance limitations and cannot be designed to reveal or detect contraband under all circumstances, particularly if criminal actors successfully conceal such items. They can also malfunction or underperform, including if not properly maintained or repaired.

We also offer various turnkey security screening solutions under which we perform some or all of the security screening tasks that have historically been performed by our customers, including the development, administration and performance of security screening procedures; operation of the security inspection systems; and analysis of images and information generated by such systems. Such projects expose us to professional liability risks that are inherent in performing security inspection services for the purpose of detecting contraband items, including items that could be used in performing terrorist acts, mass casualty events or other crimes. If a contraband item were to pass through the turnkey security services that we perform for a customer and be used to perform a terrorist act, mass casualty event or other crime, we would be subject to risk of significant professional liability claims for which adequate insurance coverage may not be available.

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

Technological advances and evolving regulatory standards could reduce our future product sales, which could cause our revenues to grow more slowly or decline. The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry or regulatory standards and certifications and frequent new product introductions and enhancements. The emergence of new industry or regulatory standards and certification requirements may adversely affect the demand for our current products. In addition, any products or processes that we currently offer or plan to develop may become obsolete or uneconomical before we recover all or any of the expenses incurred in connection with their development. We cannot provide assurance that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, evolving customer requirements or competitive products on a timely and cost‑effective basis. Additionally, even if we are able to develop new products and product enhancements to meet any such standards, we cannot provide assurance that they will be profitable or that they will achieve market acceptance. We also develop certain of our security inspection technologies to meet the certification requirements of various government regulatory agencies worldwide. Such standards change as threat and risk assessments evolve and as new technology becomes available within the industry, which enables regulators to demand performance improvements. We may not ultimately be able to develop, or develop in a timely way, solutions that meet the new standards.

Certain of our government contracts are dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work. Certain of our government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain government contracts. Further, loss of a facility clearance, or an employee’s failure to obtain or maintain a security clearance, could result in a government customer terminating an existing contract or choosing not to renew a contract. Lack of required clearances could also impede our ability to bid on or win new government contracts. This could damage our reputation and adversely affect our business, financial condition and results of operations.

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

As a result of the conflict between Russia and Ukraine, there is also an increased likelihood of cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Any attempts by cyber-attackers to disrupt our information systems or the information systems of our vendors, if successful, could harm our business, result in the misappropriation of funds, be expensive to remedy, and damage our reputation or brand. We have certain research and development activities within Ukraine for our Healthcare division which have been somewhat impacted and while we expect the impacts of conflict between Russia and Ukraine to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

Increased prices for, and interruptions in our ability to purchase, raw materials and subcomponents may adversely affect our profitability. In recent years, inflation and supply chain constraints have resulted in increases in the prices we pay third parties for many of the subcomponents and raw materials used in our products. We generally do not have guaranteed long-term supply arrangements with our suppliers. In addition, for certain raw materials and subcomponents that we use, there are a limited number of potential suppliers that we have qualified or that we are currently able to qualify. Consequently, some of the key raw materials and subcomponents that we use are currently available to us only from a single vendor. The reliance on a single qualified vendor could result in delays in delivering products or increases in the cost of manufacturing the affected products. Any material interruption in our ability to purchase necessary raw materials or subcomponents or a significant increase in price of raw materials or subcomponents could adversely affect our ability to fulfill customer orders and therefore could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

In 2025, the U.S. government announced the imposition of additional tariffs on certain goods imported from numerous countries. Multiple nations responded with reciprocal tariffs and other trade actions. The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates and other potential actions that may be taken by the U.S. government and foreign governments (including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and counter sanctions, safeguards or customs restrictions) may materially increase our costs and reduce our margins. These actions may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory actions by other countries. We are currently taking actions to mitigate this cost pressure, including accelerating, increasing or canceling inventory, further diversifying suppliers and re-sourcing to countries with lower tariffs, working with longstanding factory partners to reduce costs, identifying further cost reductions across our business and planning for strategic price increases. However, there can be no assurance that we will be able to implement any strategies in a timely fashion, that these measures will be successful, or that they will offset the negative impact of the tariffs and other government actions on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

There are inherent risks associated with operations in Mexico. We are currently in the process of fulfilling agreements to provide cargo and vehicle inspection systems and related services to government customers in Mexico. The following are certain risks to operating in Mexico that could adversely impact our operations and have a material adverse effect on our business, financial condition and results of operations: (i) ability of key suppliers and subcontractors to fulfill obligations on a timely basis; (ii) cooperation of various departments of the Mexican government in issuing permits, and inspecting our operations on a timely basis; (iii) receipt of payments in a timely manner; (iv) significant penalties in the event of our late delivery or non-performance; (v) termination or change in scope of program at the election of the Mexican government; (vi) regional political and economic instability; (vii) high rate of crime in Mexico where we conduct operations; (viii) change in the value of the Mexican peso; and (ix) changes in administration of various departments in the Mexican government associated with our agreements.

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

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers, suppliers, or other third parties; our products and services may be subject to potential cyber-attacks or other information technology vulnerabilities. We manage and store proprietary, sensitive and confidential data related to our business operations. We may be subject to cyber-attacks and breaches of the information technology systems we use for these purposes. Experienced programmers and hackers may be able to penetrate our network and application security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Hackers may also be able to develop and deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities in our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacturing, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems or products. Cyber-threats vary in technique, are persistent, frequently change, and increasingly are more sophisticated, targeted, and difficult to detect or prevent. We expend significant capital and resources to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack to mitigate or alleviate problems caused by unauthorized access, theft of data stored within our information systems, or the introduction of computer malware or ransomware to our environment. Our remediation efforts may not be successful, and there could be interruptions, delays, or cessation of service due to cyber-attacks or other data security breaches.

We often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber-threats, there can be no assurance that our employee training, operational, and other technical security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access, damage, or interruption of our systems and operations. We are likely to face attempted cyber-attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations. In addition, breaches of our security measures and the unapproved use or disclosure of proprietary information or sensitive or confidential data about us or our suppliers, customers or other third parties could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party software, data management, and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and materially and adversely impact our business.

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

Delays, costs, and disruptions that result from upgrading, integrating and maintaining the security of our information and technology networks and systems could materially and adversely affect us. We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We are currently modernizing and upgrading our information technology systems while also simultaneously integrating systems from our various acquisitions, including making changes to legacy systems, and replacing some legacy systems with new and advanced functionality. While upgrading and implementing changes to any one of our systems could present challenges, the age of our systems and architecture may present unique challenges that we have not previously encountered as we undertake these efforts. There are inherent costs and risks associated with integrating, replacing and changing these systems and implementing new systems, including potential disruption of our sales and operations, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, securing our systems along with dependent processes from cybersecurity threats, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. The implementation of or delay in implementing new information technology systems may also cause disruptions in our business operations and impede our ability to comply with constantly evolving laws, regulations and industry standards addressing information and technology networks, privacy and data security, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our inability to successfully manage the implementation of a company-wide enterprise resource planning (“ERP”) system could adversely affect our operating results. We are in the process of implementing a new company-wide ERP system. This process has been and continues to be complex and time-consuming, and we expect to incur additional capital outlays and expenses. This ERP system will modernize and replace many of our existing operating and financial systems, which is a major undertaking from a financial management and personnel perspective. Should the new ERP system not be implemented successfully throughout all our business units, be significantly delayed or over-budget or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations, including our potential ability to report accurate, timely and consistent financial results, our ability to purchase supplies, components and raw materials from suppliers, and our ability to timely deliver products and services to customers and/or collect receivables from them. If the new ERP system is not successfully and fully implemented, it could negatively affect our financial reporting, inventory management, future sales, profitability and financial condition.

Our credit facility contains provisions that could restrict our ability to finance our future operations or engage in other business activities that may be in our interest. Our credit facility contains a number of significant covenants that, among other things, limit our ability to: (i) dispose of assets; (ii) incur certain additional indebtedness; (iii) repay certain indebtedness; (iv) create liens on assets; (v) pay dividends on our common stock; (vi) make certain investments, loans and advances; (vii) repurchase or redeem capital stock; (viii) make certain capital expenditures; (ix) engage in acquisitions, mergers or consolidations; and (x) engage in certain transactions with subsidiaries and affiliates. These covenants could limit our ability to plan for or react to market conditions, finance our operations, engage in strategic acquisitions or disposals or meet our capital needs or could otherwise restrict our activities or business plans. Our ability to comply with these covenants may be affected by events beyond our control. In addition, our credit facility also requires us to maintain compliance with certain financial ratios. Our inability to comply with the required financial ratios or covenants could result in an event of default under our credit facility. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all. If we are not able to refinance existing indebtedness on acceptable terms, our ability to finance our operations, engage in strategic acquisitions, and otherwise meet our capital needs would be significantly impaired. As further discussed in Note 8, we amended and extended our credit facility in July 2025.

Shares of our common stock issuable upon conversion of the 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”) may dilute the ownership interest of our stockholders or may adversely affect the market price of our common stock. The conversion of the 2029 Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2029 Notes, the default settlement method is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of notes and shares of our common stock as described in Note 8. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Also the existence of the 2029 Notes may encourage short selling by market participants because the conversion of the 2029 Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Notes into shares of our common stock could depress the price of our common stock.

Our indebtedness (including the 2029 Notes) could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations, including the 2029 Notes. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things: (i) increasing our vulnerability to adverse economic and industry conditions; (ii) limiting our ability to obtain additional financing; (iii) requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; (iv) limiting our flexibility to plan for, or react to, changes in our business; and (v) placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2029 Notes, and our cash needs may increase in the future. If we fail to comply with debt covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in such indebtedness and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the 2029 Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the 2029 Notes or pay cash upon their conversion. Noteholders may, subject to a limited exception, require us to repurchase their 2029 Notes following a fundamental change (as defined in the Convertible Note Indenture) at a cash repurchase price generally equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the related fundamental change repurchase date. In addition, all conversions of 2029 Notes require the principal amount to be settled in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2029 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2029 Notes or pay the cash amounts due upon conversion. Our existing credit facility contains certain limitations on cash payments for the conversion, redemption or repurchase of the 2029 Notes, including compliance with certain leverage ratios on a pro forma basis after giving effect to such cash payments. Our failure to repurchase 2029 Notes or pay the cash amounts due upon conversion when required will constitute a default under the Note Indenture. A default under the Note Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2029 Notes.

Provisions in the Note Indenture could delay or prevent an otherwise beneficial takeover of us. Certain provisions in the 2029 Notes and the Note Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, noteholders will have the right to require us to repurchase their 2029 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2029 Notes and the Note Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The accounting method for the 2029 Notes could adversely affect our reported financial condition and results. The accounting method for reflecting the 2029 Notes on our balance sheet, accruing interest expense for the 2029 Notes and potential inclusion of underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. In accordance with applicable accounting standards, the 2029 Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2029 Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which are being amortized into interest expense over the term of the 2029 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2029 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2029 Notes, which will result in lower reported income. In addition, the shares underlying the 2029 Notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, the underlying equity component of the 2029 Notes will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 because the principal amount of the 2029 Notes will be settled in cash upon conversion,, then we will calculate our diluted earnings per share assuming that all of the 2029 Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. The after-tax interest expense associated with the 2029 Notes will not be added back to the numerator of the diluted earnings per share calculation for these purposes. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the 2029 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2029 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2029 Notes and could materially reduce our reported working capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We maintain high standards with respect to cybersecurity and our cybersecurity risk management program is integrated into our enterprise risk management framework, overseen by our Information Security Officer (“ISO”), meaning that cyber-risks are identified, evaluated, and managed with the same rigor as other strategic, operational, and financial risks. We have adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework principles as a guide for our security controls and processes, helping us structure our activities around identifying potential threats, protecting systems, detecting incidents, responding to events, and recovering operations. We engage independent third-party cybersecurity auditors and testers annually to review our Information Security Management (ISMS) and renew our ISO/IEC 27001 certification. Key elements of our program include:

●	Preventive Controls and Monitoring: We employ multiple layers of technical controls (firewalls, intrusion detection systems, encryption, and multi-factor authentication) to proactively monitor IT controls to ensure compliance with security policies, legal regulations, contractual obligations and industry best practices. Our Global Security Operations Center operates 24/7 with real-time monitoring capabilities to rapidly investigate alerts and trigger containment measures, which helps us minimize exposure or damage if a cybersecurity incident occurs.
●	Vulnerability Management and Testing: We conduct regular vulnerability assessments and annual external penetration testing of our systems and applications to probe for weaknesses. We also perform periodic exercises simulating cybersecurity incidents to test our defenses and response procedures. Findings from these tests are used to strengthen our security posture on an ongoing basis.
●	Incident Response Planning: We maintain a cybersecurity incident response plan that defines procedures for addressing security events. This plan is updated and tested regularly (including through tabletop drills and simulated breach exercises) so that our teams remain practiced in incident handling. In the event of an incident, our aim is to respond swiftly to contain the issue, notify appropriate stakeholders, investigate the root cause, and recover normal operations as soon as practicable.
●	Third-Party Risk Management: We carefully manage cybersecurity risks arising from our use of third-party software, cloud services, and suppliers. We perform due diligence and security risk assessments on critical third-party service providers, both at onboarding and periodically during the relationship. Our procurement and legal teams work together to incorporate robust cybersecurity requirements into contracts with vendors (for example, data protection standards and incident notification obligations). Where appropriate, we require suppliers to adhere to our security policies or industry standards, and we conduct ongoing monitoring or audits of their security controls. These steps help reduce the risk that a weakness in a partner’s systems could compromise our data or operations.
●	Employee Training and Awareness: A strong security culture among our employees is one of our best defenses in relation to cybersecurity events. Our employees are required to complete annual cybersecurity and data protection awareness training. This training educates personnel on topics like phishing prevention, safe computing practices, and how to report potential security issues. We supplement formal training with periodic phishing email simulations and security reminders.

Through a combination of these technical, procedural, and educational measures, our program is designed to detect and respond to cybersecurity threats effectively and thereby safeguard our business operations and sensitive information.

Cybersecurity threats are endemic to the modern business environment, and attempts to penetrate our network security are frequent and on-going. However, to date, no cybersecurity threats (including incidents) have resulted in a material impact on our business strategy, results of operations, or financial condition. Despite our efforts to identify and respond to cybersecurity threats, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident, that we will not experience a cybersecurity incident in the future, or that a past cybersecurity incident will not result in a future material impact. For additional information on cybersecurity related risks, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Governance and Oversight

We have established strong governance practices to oversee cybersecurity and IT risks. The Board of Directors has delegated primary oversight responsibility for cybersecurity to the Risk Management Committee (RMC) of the Board, which is composed of several Board members. Our Chief Information Officer (CIO) and Information Security Officer (ISO) receive security reports and threat intelligence from the Security Operations Center, which apprises the CIO and ISO of any potential incidents and the status of ongoing preventive measures and they share this information at least quarterly with the RMC. They also brief the full Board as needed on cybersecurity matters.

We have a multi-disciplinary Cybersecurity Council that connects our Information Security, IT, Corporate Audit, Finance, Legal, Compliance, and Investor Relations teams. This Council facilitates coordination of cybersecurity risk management across our organization and a unified response to incidents. In the event of a cybersecurity incident, the ISO will lead our incident response efforts and convene the Cybersecurity Council to evaluate the situation and determine appropriate next steps (for example, engaging law enforcement or cyber-experts, and considering disclosure obligations). This integrated governance structure – from the operational teams up through senior management and the Board – helps drive accountability and visibility for cybersecurity throughout our organization.

Our leadership team includes seasoned professionals with deep expertise in technology and security. Our CIO, Todd Weathersby, has more than 25 years of experience in global IT and cybersecurity management, and our ISO has more than 25 years of experience in cybersecurity, risk, and compliance (with certifications such as CISSP and CISM). The knowledge and experience of our CIO and ISO, along with the Board’s active engagement, provides a strong oversight of our cybersecurity strategy. The Board and management also receive regular briefings and training sessions regarding emerging cybersecurity threats and regulatory developments in order to be positioned to adapt to new challenges in the cybersecurity landscape.

ITEM 2. PROPERTIES

As of June 30, 2025, we owned the following principal facilities:

		Approximate
		Square
Location	Description of Facility	Footage
Billerica, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	186,200
Snoqualmie, Washington	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Dallas, Texas	Manufacturing, engineering, sales and marketing and service for our Security division	147,400
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	93,500
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	59,000

As of June 30, 2025, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
Johor Bahru, Malaysia(1)	Manufacturing, engineering, sales and service for our Security division	167,600	2028
Johor Bahru, Malaysia(1)	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	110,100	2027 ~ 2028
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	101,200	2025 ~ 2028
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2027
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000	2027
Andover, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	64,200	2027
Tecate, Mexico	Manufacturing for our Optoelectronics and Manufacturing division	60,200	2028
(1)	This is comprised of multiple leases at the same or nearby facilities.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to litigation, legal proceedings, and claims arising in the ordinary course of our business or otherwise. More information regarding legal proceedings in which we are involved can be found under Note 11, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Item 8, which is incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “OSIS.”

As of August 18, 2025, there were approximately 89 holders of record of our common stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividends

We have not paid any dividends since the consummation of our initial public offering in 1997, and we have no intention of paying dividends for the foreseeable future.

Unregistered Sales of Equity Securities

We did not sell any unregistered shares of common stock during the fiscal year ended June 30, 2025.

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

Issuer Purchases of Equity Securities

Excluding shares tendered to satisfy minimum statutory withholding obligations related to the vesting of RSUs, we repurchased 531,314 shares of common stock during the first quarter of fiscal year 2025. We did not repurchase any shares of common stock during the ensuing quarters in fiscal year 2025. As of June 30, 2025, the maximum number of shares of common stock that may yet be purchased under the current plan authorized by the Board of Directors is 1,190,556.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2025.

Number of securities
remaining available for
	Number of securities to	Weighted‑average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	60,253	$121.41	1,984,358	(1)(2)
Equity compensation plans not approved by security holders	—	N/A	—
Total	60,253	$121.41	1,984,358
(1)	These shares are available for future issuance under our Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”), which was approved by our shareholders on December 10, 2020 and amended on December 12, 2023.
(2)	Awards of restricted stock units or other awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one award granted.

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

The peer group includes the following companies: Conmed Corp, Leidos Holdings Inc. and Smiths Group Plc.

The graph assumes that $100.00 was invested on June 30, 2020 in (a) our common stock, (b) The Nasdaq Composite Index, and (c) the companies comprising the peer group described above (weighted according to the issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following table provides the same information in tabular form as of June 30:

	2020	2021	2022	2023	2024	2025
OSI Systems, Inc	100.00	136.17	114.47	157.86	184.24	301.26
The Nasdaq Composite Index	100.00	145.23	111.21	140.28	181.81	210.31
Peer Group	100.00	112.85	99.56	116.39	121.83	159.41

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

Security Division. Through our Security division, we provide security screening products, multi-platform software solutions, and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 70% of our total consolidated revenues for fiscal 2025.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 20% of our total consolidated revenues for fiscal 2025.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 10% of our total consolidated revenues for fiscal 2025.

Consolidated Results

Discussion and analysis of our financial condition and results of operations for fiscal 2023 (compared with fiscal 2024) have been omitted from this Annual Report on Form 10-K, and is available in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2024.

Fiscal 2025 Compared with Fiscal 2024. We reported consolidated net revenue of $1,713.2 million in fiscal 2025, a 11.3% increase compared to the prior year. Our income from operations increased to $ 217.5 million in fiscal 2025 or 15% growth from the prior year driven primarily by increased net revenue of $174.4 million which increased associated gross profit by $56.7 million, partially offset by and an increase in operating expenses of $28.3 million.

Acquisitions. We acquired two businesses in fiscal 2025 and two businesses in fiscal 2024, as described in Note 2 to the Consolidated Financial Statements. None of these acquisitions was considered material.

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

Global Trade. The current domestic and international political environment, including in relation to recent and further potential changes by the U.S. and other countries in policies on global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy and global trade. This uncertainty is exacerbated by sanctions imposed by the U.S. government against certain businesses and individuals in select countries. Tariffs, trade restrictions and retaliatory measures could result in revenue reductions or cost increases on material used in our products, which could materially and adversely affect our business, financial condition, results of operations and cash flows. Consistent with our strategy, we are taking measures to contain costs to reduce the impact of tariffs. To date, our strategies have helped minimize our exposure to these conditions. Continued or increased uncertainty regarding global trade due to these or other factors may require us to modify our current business practices and could have a material adverse effect on our business, results of operations and financial condition.

Healthcare Considerations. Certain hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs and higher interest rates make access to credit more expensive. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted.

Russia-Ukraine and Israel-Hamas Conflicts. The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict as well as the Israel-Hamas conflict have increased global economic and political uncertainty. This has the potential to indirectly disrupt our supply chain and access to certain resources. While we have not experienced significant adverse impacts to date resulting from these conflicts, we have certain research and development activities within Ukraine for our Healthcare division which have been somewhat impacted. The conflicts also have increased the threat of malicious cyber-activity from other countries and other actors.

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 0.4% for the year ended June 30, 2025 compared to the year ended June 30, 2024, primarily due to the weakening of the U.S. dollar against other foreign currencies in fiscal 2025. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales in future periods, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales in future periods.

Significant International Security Contracts. During fiscal years 2023 and 2024, our Security division was awarded three significant international contracts valued in aggregate greater than $800 million During fiscal years 2023, 2024 and 2025, we recognized revenues generated from these contracts of approximately $17 million, $404 million and $231 million, respectively. Further revenues are expected to be recognized in fiscal year 2026 and beyond, albeit at relatively lower amounts as we have fulfilled the majority of equipment deliveries as of the end of fiscal year 2025.

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

Inventory. The majority of our inventories are valued using the average costing method with select subsidiaries using the standard costing method. Inventories are stated at the lower of cost (first - in, first - out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, and market conditions, among other items. If these factors become less favorable than those projected, additional inventory write-downs may be required.

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. We recognize liabilities for uncertain tax positions that reflect our best estimate of the amount ultimately expected to be paid, including, where appropriate, related interest and penalties.

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

Subsequent to the fiscal year end, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Key income-tax related provisions of the OBBBA relevant to our Company include the removal of mandatory capitalization of domestic research and development expenditures, permanent extension of bonus depreciation and revisions to international tax regimes. We are evaluating the financial impact of OBBBA, which will be in effect for the fiscal year ending June 30, 2026. The legislation will affect the timing and recognition of certain deductions, which, if implemented, could impact our effective tax rate and deferred tax balances in future periods.

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

							Fiscal	Fiscal
	Fiscal	% of	Fiscal	% of	Fiscal	% of	2023-2024	2024-2025
	2023	Net Revenues	2024	Net Revenues	2025	Net Revenues	% Change	% Change

	(Dollars in millions)
Security	$760.3	59.5%	$1,043.1	67.8%	$1,196.2	69.8%	37.2%	14.7%
Optoelectronics / Manufacturing	327.6	25.6%	324.3	21.1%	348.6	20.3%	(1.0)%	7.5%
Healthcare	190.5	14.9%	171.4	11.1%	168.4	9.9%	(10.0)%	(1.8)%
Total Net Revenues	$1,278.4		$1,538.8		$1,713.2		20.4%	11.3%

Fiscal 2025 Compared with Fiscal 2024. Revenues for the Security division during the fiscal year ended June 30, 2025 increased on a year-over-year basis due to an increase in product and service revenues of approximately $97.0 million and $56.1 million, respectively. The increase in product revenue was primarily driven by growth in cargo and vehicle inspection systems, trace detection systems, and checkpoint screening sales. The increase in service revenue was due primarily to the increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during the fiscal year ended June 30, 2025 increased year-over year mainly due to an increase of $23.5 million in the contract manufacturing business.

Revenues for the Healthcare division during the fiscal year ended June 30, 2025 decreased year-over-year due primarily to a reduction in cardiology sales of $4.8 million and patient monitoring sales of $1.8 million, partially offset by increases in service revenue of $2.4 million and supplies and accessories revenue of $1.1 million.

Gross Profit

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2023	Net Revenues	2024	Net Revenues	2025	Net Revenues

	(Dollars in millions)
Gross profit	$430.5	33.7%	$530.5	34.5%	$587.2	34.3%

Fiscal 2025 Compared with Fiscal 2024. Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, tariffs, and logistics. Gross profit increased approximately $56.7 million in fiscal 2025 as compared to the prior year on an 11.3% increase in net revenue. The gross margin in fiscal year 2025 was relatively comparable to the prior year.

Operating Expenses

							Fiscal	Fiscal
	Fiscal	% of	Fiscal	% of	Fiscal	% of	2023-2024	2024-2025
	2023	Net Revenues	2024	Net Revenues	2025	Net Revenues	% Change	% Change

	(Dollars in millions)
Selling, general and administrative	$228.3	17.9%	$269.7	17.5%	$290.9	17.0%	18.1%	7.9%
Research and development	59.4	4.7%	65.3	4.3%	73.4	4.3%	9.9%	12.4%
Restructuring and other charges	7.6	0.5%	6.4	0.4%	5.3	0.3%	(15.8)%	(17.2)%
Total operating expenses	$295.3	23.1%	$341.4	22.2%	$369.6	21.6%	15.6%	8.3%

Selling, General and Administrative

Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense.

Fiscal 2025 Compared with Fiscal 2024. SG&A expense for the fiscal year ended June 30, 2025 increased $21.2 million compared to the same prior-year period, primarily due to increases in compensation expense, professional fees, information technology costs and the unfavorable impact of foreign currency exchange rates, partially offset by lower bad debt expense compared to the same prior-year period. Although SG&A expense increased in fiscal 2025 compared to fiscal 2024, as a percentage of net revenues, SG&A expense decreased from 17.5% in fiscal 2024 to 17.0% in fiscal 2025.

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

Fiscal 2025 Compared with Fiscal 2024. R&D expense during the fiscal year ended June 30, 2025 was $8.1 million higher than in the same prior-year period, driven primarily by compensation costs related to investments to support new product development initiatives, mainly in our Security division.

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

Fiscal 2025 Compared with Fiscal 2024. During the fiscal year ended June 30, 2025, restructuring and other charges were $5.3 million and consisted of $0.7 million for facility closure costs for operational efficiency activities, $2.7 million for employee terminations, $0.6 million in acquisition related costs, and $1.3 million in legal charges. During the fiscal year ended June 30, 2024, restructuring and other charges were $6.4 million and consisted of $3.2 million for facility closure costs for operational efficiency activities, $1.4 million for employee terminations, $1.0 million in acquisition related costs, and $0.8 million in legal charges.

Interest and Other Expense, Net

	Fiscal	Fiscal	Fiscal
	2023	2024	2025

	(Dollars in millions)
Interest and other expense, net	$20.0	$27.8	$31.4

Fiscal 2025 Compared with Fiscal 2024. For the fiscal year ended June 30, 2025, interest and other expense, net was $31.4 million as compared to $27.8 million in the prior fiscal year. The increase in interest and other expense, net was driven primarily by higher average levels of borrowings to support the increase in working capital associated with the growth in revenues, business acquisition activity, and for the repurchase of approximately $80 million of shares of common stock in July 2024. This was partially offset by lower interest expense associated with the 2029 Notes which resulted in a decrease in overall average borrowing rate, including the benefit from the interest rate swap. Interest expense for fiscal 2025 and 2024 included a benefit of $2.4 million and $3.6 million, respectively, from the interest rate swap.

Provision for Income Taxes

	Fiscal	Fiscal	Fiscal
	2023	2024	2025

	(Dollars in millions)
Provision for income taxes	$23.5	$33.1	$36.5

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

Fiscal 2025 Compared with Fiscal 2024. For the fiscal years ended June 30, 2025 and 2024, we recorded a provision for income taxes of $36.5 million and $33.1 million, respectively. The effective tax rate for the fiscal years ended June 30, 2025 and 2024 was 19.6% and 20.5%, respectively. During the fiscal years ended June 30, 2025 and 2024, we recognized a net discrete tax benefit of $6.7 million and $4.7 million, respectively. The net discrete benefit recorded in the fiscal year ended June 30, 2025 is primarily related to equity-based compensation under ASU 2016-09, favorable resolution to a foreign tax dispute, and changes in uncertain tax positions. The net discrete benefit recorded in the fiscal year ended June 30, 2024 is primarily related to equity-based compensation under ASU 2016-09 and adjustments to prior year estimates.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, existing cash borrowing arrangements and access to capital markets. Cash and cash equivalents totaled $106.4 million at June 30, 2025, compared to $95.4 million at June 30, 2024. During fiscal 2025, we generated positive cash flow from operating activities and issued senior convertible notes which were primarily used to repay borrowings on our credit facility, repurchase shares of common stock, fund investing activities and pay taxes related to net share settlements of equity awards as discussed further below. If we continue to net settle equity awards, we will continue to use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

Our credit facility comprised a term loan and a $600 million revolving credit facility, which included a $300 million sub-facility for letters of credit. As of June 30, 2025, there was $128.1 million outstanding under the term loan, $178.0 million outstanding under our revolving credit facility and $82.8 million of outstanding letters of credit. As of June 30, 2025, the total amount available under our revolving credit facility was $339.2 million. Subsequent to June 30, 2025, in July 2025 we amended and extended the credit facility, now maturing in July 2030, and paid down the delayed draw term loan. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During fiscal 2025, cash provided by operations was $97.6 million compared to cash used in operations of $87.5 million in the prior fiscal year. The positive change in cash flows from operating activities was due primarily to improvements in collection of accounts receivable and utilization of inventories associated with the revenue growth in our Security division, partially offset by other changes in net working capital compared with the same period last year, as well as the impact of higher net income in fiscal 2025 compared with the prior fiscal year.

Cash Used in Investing Activities. Net cash used in investing activities was $117.9 million during fiscal 2025 as compared to $37.6 million used during the prior year. During fiscal 2025, we used cash of $76.7 million for the acquisition of businesses as compared to $9.0 million in the prior fiscal year. Net capital expenditures in fiscal 2025 were $23.8 million compared to $22.1 million in the prior fiscal year. Expenditures for intangible and other assets in fiscal 2025 were $17.7 million compared to $17.3 million in the prior fiscal year. In addition, we received proceeds from maturities of certificates of deposit of $0.1 million in fiscal 2025 compared to $10.3 million in the same prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $30.8 million during fiscal 2025, compared to $144.3 million during the prior fiscal year. The changes in cash flows from financing activities primarily relate to proceeds from issuance of $350.0 million in senior convertible notes, net of issuance costs of $9.5 million, partially offset by (i) net repayments on bank lines of credit of 214.2 million in fiscal 2025 compared to net borrowings of $162.0 million in the prior fiscal year; and (iii) share repurchases totaling $80.4 million in fiscal 2025 compared to no share repurchases in the prior fiscal year.

Material Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Borrowings. Outstanding borrowings on lines of credit and other current and long-term debt totaled $649.6 million at June 30, 2025, an increase of $128.0 million from $521.6 million at June 30, 2024. As of June 30, 2025, we were in compliance with all financial covenants under our various borrowing agreements. See Note 8 to the consolidated financial statements for further discussion. We anticipate that cash generated from our operations, existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for at least the next 12 months. However, our future capital requirements will depend on many factors, including future business acquisitions, capital expenditures, litigation, stock repurchases and levels of research and development spending, among other factors. The adequacy of available funds will depend on many factors, including the success of our businesses in generating cash, continued compliance with financial covenants contained in our credit facility and the health of capital markets in general, among other factors.

Leases. We have lease arrangements for certain facilities and equipment under various operating lease agreements. As of June 30, 2025, we had lease payment obligations of $32.7 million, with $13.0 million payable within the next 12 months.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $106.4 million at June 30, 2025. Of this amount, approximately 78% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, United Kingdom, Canada, Singapore, and Malaysia, and to a lesser extent in Australia, Albania, Indonesia, Uruguay and Germany, among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

In September 2022, our Board of Directors increased to a total of 2,000,000 shares the maximum number of shares authorized under the stock repurchase program. This program does not expire unless our Board of Directors acts to terminate the program. During fiscal 2025, we repurchased 531,314 shares of our common stock. As of June 30, 2025, 1,190,556 shares remained available for repurchase.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. We conduct business in more than 35 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in other currencies. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a net gain (loss) of approximately $2.0 million, ($5.1) million, and ($12.7) million for the fiscal years ended June 30, 2023, 2024 and 2025, respectively. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $11.5 million in fiscal 2025. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $11.5 million in fiscal 2025.

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

Interest Rate Risk

The scheduled principal maturity and estimated value of our long-term debt exposure for each of the fiscal years set forth below as of June 30, 2025 were as follows (dollars in thousands):

	Maturity
						2031 and
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Term loan at 5.68% annual interest	$7,500	$120,625	$—	$—	$—	$—	$128,125	$128,125
Convertible notes at 2.25% annual interest	$—	$—	$—	$—	$350,000	$—	$350,000	$472,770
Finance lease obligations 6.1% annual interest	$630	$412	$202	$32	$2	$—	$1,278	$1,278

As further described in Note 8 to the Consolidated Financial Statements, subsequent to June 30, 2025, in July 2025 we amended and extended the credit facility, now maturing in July 2030, and reduced the term loan. The scheduled maturities above reflect the term loan balance and scheduled maturities prior to the amendment and subsequent reduction of the term loan.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) or 15d15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

In September 2024, we acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions (“Acquiree”). Management has excluded the Acquiree from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. The Acquiree represents approximately 6.1% and 4.7% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended June 30, 2025.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None of our directors or officers informed us during the quarter ended June 30, 2025 of the adoption, modification or termination of a Rule 10b5 - 1 trading arrangement or non - Rule 10b5 - 1 trading arrangement, as those terms are defined in Regulation S - K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2025.

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

ITEM 16. FORM 10-K SUMMARY

None.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OSI Systems, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income , stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 25, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Determination of standalone selling price – Security Segment Product Revenue

As described further in Note 1 to the financial statements, the Company’s revenue contracts in the security segment may include multiple performance obligations, which are accounted for separately when they are distinct. The Company derives revenues in the security segment mainly from sales of products, installation, civil works and training services. The Company allocates the transaction price to the distinct performance obligations on a relative stand-alone selling price basis and recognizes revenue when control is transferred. We identified the determination of the stand-alone selling price related to product revenues in the Security segment as a critical audit matter.

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
August 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OSI Systems, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of OSI Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2025, and our report dated August 25, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of a recently acquired wholly-owned subsidiary, whose financial statements reflect total assets and net revenues constituting 6.1% and 4.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2025. As indicated in Management’s Report, the acquisition occurred during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of this entity.

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

/s/ GRANT THORNTON LLP

Los Angeles, California
August 25, 2025

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts and par value)

	June 30,
	2024	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,353	$106,405
Accounts receivable, net	648,155	837,743
Inventories	397,939	407,174
Prepaid expenses and other current assets	74,077	71,539
Total current assets	1,215,524	1,422,861
Property and equipment, net	113,967	126,747
Goodwill	351,480	387,393
Intangible assets, net	139,529	183,290
Other assets	115,508	120,966
Total assets	$1,936,008	$2,241,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$384,000	$178,000
Current portion of long-term debt	8,167	8,130
Accounts payable	191,149	205,181
Accrued payroll and related expenses	46,732	49,535
Advances from customers	53,431	68,184
Deferred revenue	46,855	77,788
Other accrued expenses and current liabilities	84,303	110,120
Total current liabilities	814,637	696,938
Long-term debt, net	129,383	463,504
Deferred income taxes	3,287	3,334
Other long-term liabilities	125,218	126,397
Total liabilities	1,072,525	1,290,173
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 17,055,497 and 16,794,399 shares at June 30, 2024 and 2025, respectively	24,289	29,758
Retained earnings	861,230	942,254
Accumulated other comprehensive loss	(22,036)	(20,928)
Total stockholders’ equity	863,483	951,084
Total liabilities and stockholders’ equity	$1,936,008	$2,241,257

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended June 30,
	2023	2024	2025
Net revenues:
Products	$958,827	$1,207,590	$1,323,291
Services	319,600	331,168	389,875
Total net revenues	1,278,427	1,538,758	1,713,166
Cost of goods sold:
Products	676,772	822,346	908,997
Services	171,145	185,954	216,987
Total cost of goods sold	847,917	1,008,300	1,125,984
Gross profit	430,510	530,458	587,182
Operating expenses:
Selling, general and administrative	228,313	269,731	290,879
Research and development	59,352	65,275	73,444
Restructuring and other charges, net	7,566	6,391	5,335
Total operating expenses	295,231	341,397	369,658
Income from operations	135,279	189,061	217,524
Interest and other expense, net	(20,041)	(27,847)	(31,430)
Income before income taxes	115,238	161,214	186,094
Provision for income taxes	(23,460)	(33,060)	(36,457)
Net income	$91,778	$128,154	$149,637
Earnings per share:
Basic	$5.45	$7.55	$8.93
Diluted	$5.34	$7.38	$8.71
Shares used in per share calculation:
Basic	16,828	16,978	16,760
Diluted	17,190	17,354	17,178

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended June 30,
	2023	2024	2025
Net income	$91,778	$128,154	$149,637
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	267	(2,918)	3,622
Other, net of tax	5,568	509	(2,514)
Other comprehensive income (loss)	5,835	(2,409)	1,108
Comprehensive income	$97,613	$125,745	$150,745

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance-July 1, 2022	16,870,050	$17	$663,869	$(25,462)	$638,424
Exercise of stock options	47,354	3,666	—	—	3,666
Vesting of RSUs	313,862	—	—	—	—
Shares issued under employee stock purchase plan	59,255	4,041	—	—	4,041
Stock-based compensation	—	29,124	—	—	29,124
Repurchase of common stock	(400,230)	(17,067)	(17,682)	—	(34,749)
Taxes paid related to net share settlement of equity awards	(134,519)	(9,946)	(2,008)	—	(11,954)
Net income	—	—	91,778	—	91,778
Other comprehensive income	—	—	—	5,835	5,835
Balance- June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	22,698	1,851	—	—	1,851
Vesting of RSUs	390,375	—	—	—	—
Shares issued under employee stock purchase plan	61,781	4,327	—	—	4,327
Stock-based compensation	—	28,706	—	—	28,706
Taxes paid related to net share settlement of equity awards	(175,129)	(20,430)	(2,881)	—	(23,311)
Net income	—	—	128,154	—	128,154
Other comprehensive loss	—	—	—	(2,409)	(2,409)
Balance- June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483
Exercise of stock options	33,782	3,100	—	—	3,100
Vesting of RSUs	323,297	—	—	—	—
Shares issued under employee stock purchase plan	64,621	4,911	—	—	4,911
Stock-based compensation	—	31,959	—	—	31,959
Repurchase of common stock	(531,314)	(28,919)	(51,524)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(151,484)	(5,582)	(17,089)	—	(22,671)
Net income	—	—	149,637	—	149,637
Other comprehensive income	—	—	—	1,108	1,108
Balance- June 30, 2025	16,794,399	$29,758	$942,254	$(20,928)	$951,084

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended June 30,
	2023	2024	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91,778	$128,154	$149,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	38,513	42,209	43,580
Stock-based compensation	29,124	28,706	31,959
Provision for (recovery of) losses on accounts receivable	(3,899)	5,574	(617)
Deferred income taxes	(3,978)	(14,133)	(9,087)
Amortization of debt discount and issuance costs	196	—	1,683
Other	250	94	193
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(66,088)	(293,639)	(164,721)
Inventories	(115)	(57,292)	(9,698)
Prepaid expenses and other assets	(5,422)	(31,656)	2,297
Accounts payable	10,756	52,454	7,885
Accrued payroll and related expenses	4,716	(5,010)	(730)
Advances from customers	1,356	31,403	14,864
Deferred revenue	10,445	4,324	25,495
Other	(12,820)	21,311	4,852
Net cash provided by (used in) operating activities	94,812	(87,501)	97,592
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(15,811)	(22,102)	(23,832)
Proceeds from sale of property and equipment	347	510	275
Purchases of certificates of deposit	(5,280)	—	—
Proceeds from maturities of certificates of deposit	3,827	10,329	110
Acquisition of businesses, net of cash acquired	(7,101)	(9,046)	(76,739)
Payments for intangible and other assets	(16,443)	(17,330)	(17,665)
Net cash used in investing activities	(40,461)	(37,639)	(117,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	155,000	169,000	(206,000)
Proceeds from long-term debt	100,766	1,435	340,679
Payments on long-term debt	(249,842)	(8,450)	(8,277)
Proceeds from exercise of stock options and employee stock purchase plan	7,707	6,178	8,011
Payment of contingent consideration	(4,103)	(602)	(477)
Repurchase of common stock	(34,749)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(11,954)	(23,311)	(22,671)
Net cash provided by (used in) financing activities	(37,175)	144,250	30,822
Effect of exchange rate changes on cash	(4,628)	(507)	489
Net increase in cash and cash equivalents	12,548	18,603	11,052
Cash and cash equivalents—beginning of year	64,202	76,750	95,353
Cash and cash equivalents—end of year	$76,750	$95,353	$106,405
Supplemental disclosure of cash flow information:
Interest paid	$20,277	$26,761	$26,837
Income taxes paid	$19,439	$42,100	$39,901

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2025

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—OSI Systems, Inc., together with our subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace.

We have three reporting segments: (i) Security, providing security and inspection systems and turnkey security screening solutions; (ii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for our Security and Healthcare divisions, as well as third parties for applications in the defense and aerospace markets, among others and (iii) Healthcare, providing patient monitoring, cardiology and remote monitoring, and connected care systems and associated accessories.

Through our Security segment, we provide security screening products and related services globally. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband, as well as radio frequency transmission equipment, such as high-power transmitters, amplifiers and power supplies for broadcast, communications, science and industry. In addition to these products, we also provide site design, installation, training and technical support services to our customers. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening checkpoints for our customers.

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

Reclassifications—Certain prior year amounts have been reclassified within operating activities on the consolidated statements of cash flows as well as within current liabilities on the consolidated balance sheets to conform with the current year presentation. These reclassifications do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows and total current liabilities on the consolidated balance sheets.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Cash and Cash Equivalents—We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $106.4 million at June 30, 2025. Of this amount, approximately 78% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, United Kingdom, Canada, Singapore, and Malaysia, and to a lesser extent in Australia, Albania, Indonesia, Uruguay and Germany among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

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

Inventories— The majority of our inventories are valued using the average costing method with select subsidiaries using the standard costing method. All methods of valuing inventory used by the Company approximate the first - in - first out basis for valuing inventory. Inventories are generally stated at the lower of cost (first - in, first - out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, market conditions among other items. If these factors become less favorable than those projected, additional inventory write-downs may be required.

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

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our reporting units based on the nature of the product line of the acquired business. The carrying value of goodwill and indefinite life intangible assets are not amortized but are annually tested for impairment as of the end of the second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and intangible assets. The assessments conducted as of December 31, 2024 indicated that it is not more likely than not that the fair values of our three reporting units are less than their carrying amounts, including goodwill and intangible assets. There were no qualitative factors which would trigger impairment testing of goodwill and indefinite life intangible assets between measurement dates. Thus, we have determined that there is no goodwill or indefinite life intangible assets impairment for any of the three reporting units.

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

FOR THE THREE YEARS ENDED JUNE 30, 2025

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

Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our term loan and lease obligations are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2025.

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

The fair values of our financial assets and liabilities as of June 30, 2024 and 2025 are categorized as follows (in thousands):

	June 30, 2024				June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$49,679	$—	$49,679	$—	$54,437	$—	$54,437
Assets—Interest rate swap contract	$—	$4,735	$—	$4,735	$—	$932	$—	$932
Liabilities—Convertible notes	$—	$—	$—	$—	$—	$472,770	$—	$472,770
Liabilities—Contingent consideration	$—	$—	$15,375	$15,375	$—	$—	$19,086	$19,086

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the years ending June 30, 2023, 2024 and 2025 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2024 and 2025, we held foreign currency forward contracts with notional amounts totaling $96.4 million and $99.9 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2024 and 2025 were not significant.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

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

As of June 30, 2024 and June 30, 2025, the notional amount of the interest rate swap hedge derivative instrument was $175 million. The fair value of the interest rate swap contract as of June 30, 2024 and June 30, 2025 is recorded in Other assets within the consolidated balance sheet. The effect of the cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Fiscal Year Ended June 30,
	2024	2025
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(27,847)	$(31,430)
Hedge loss recognized in other comprehensive income (loss), net of tax	(400)	(2,876)
Hedge benefit reclassified from accumulated other comprehensive income (loss) to interest expense, net	3,582	2,443

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

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. We generally offer customers payment terms of less than one year. In cases when payment terms extend beyond one year, we consider whether the contract has a significant financing component. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the customer acceptance criteria unless such acceptance criteria are perfunctory or inconsequential. On occasion, the Company receives requests from customers to delay physical transfers of products for the customers’ convenience under bill-and-hold arrangements. We recognize revenue from these arrangements in accordance with ASC 606, which requires the transaction to meet the following criteria to determine that the customer has obtained control: (a) the reason for the bill-and-hold is substantive, (b) the product has separately been identified as belonging to the customer, (c) the product is currently ready for physical transfer to the customer, and (d) the Company does not have the ability to use the product or direct it to another customer. The Company recognized bill-and-hold revenues of $19.1 million and $5.5 million for fiscal years ended June 30, 2025, and 2024, respectively.

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

FOR THE THREE YEARS ENDED JUNE 30, 2025

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

FOR THE THREE YEARS ENDED JUNE 30, 2025

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

Restructuring and Other Charges—We account for certain charges related to restructuring activities, litigation, acquisition-related costs and other non-routine charges as Restructuring and other charges in the consolidated financial statements. See Note 7 for additional information about these charges.

Credit Risk and Concentration— Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We restrict investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our company’s worldwide customer base. As of June 30, 2024, two customers in the Security division accounted for 39% and 10% of accounts receivable, net. As of June 30, 2025 one customer in the Security division accounted for 42% of accounts receivable, net. In fiscal year 2024, two Security division customers accounted for 16% and 11% of net revenues, respectively. In fiscal year 2025, one Security division customer accounted for 11% of net revenues. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for potential credit losses.

Our cash and cash equivalents totaled $95.4 million and $106.4 million at June 30, 2024 and 2025, respectively. Of these amounts, approximately 81% and 78% were held by our foreign subsidiaries at June 30, 2024 and 2025, respectively.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Foreign Currency Translation and Transactions— We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. We also have subsidiaries where the United States dollar has been designated as the functional currency based on individual facts and circumstances. Remeasurement of non-United States dollar monetary assets and liabilities are translated using period-end exchange rates and associated gains and losses are recognized in the consolidated statements of operations. Non-monetary assets and liabilities are translated using historical exchange rates. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a net gain (loss) of approximately $2.0 million, ($5.1) million and ($12.7) million for the fiscal years ended June 30, 2023, 2024 and 2025, respectively.

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

Earnings per Share—We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method and shares issued upon conversion of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) discussed in Note 8. The underlying equity component of the 2029 Notes will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 because the principal amount of the 2029 Notes will be settled in cash upon conversion. In periods where a net loss is reported, basic and diluted net loss per share are the same since the effect of potential common shares is antidilutive and therefore excluded.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2023	2024	2025
Net income available to common stockholders	$91,778	$128,154	$149,637
Weighted average shares outstanding—basic	16,828	16,978	16,760
Dilutive effect of equity awards	362	376	372
Dilutive effect of 2029 Notes	—	—	46
Weighted average shares outstanding—diluted	17,190	17,354	17,178
Basic earnings per share	$5.45	$7.55	$8.93
Diluted earnings per share	$5.34	$7.38	$8.71
Weighted average shares excluded from diluted earnings per share due to their anti-dilutive effect	49	14	9

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Warranty Provision—We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in other accrued expenses and current liabilities and the noncurrent portion is included in other long-term liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2025 is summarized in the following table (in thousands):

Warranty provision as of June 30, 2022	$13,347
Warranty claims provided for/assumed in acquisition	4,193
Settlements made	(6,391)
Warranty provision as of June 30, 2023	$11,149
Warranty claims provided for/assumed in acquisition	5,878
Settlements made	(5,938)
Warranty provision as of June 30, 2024	$11,089
Warranty claims provided for/assumed in acquisition	5,704
Settlements made	(5,182)
Warranty provision as of June 30, 2025	$11,611

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

Subsequent Event—In accordance with ASC 855, our management evaluated material events after the balance sheet date through the date of the filing of this report with the SEC, which includes the amendment and extension of our credit facility and paid down the delayed draw term loan in July 2025 as further described in Note 8.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Accounting Guidance Adopted in Fiscal Year 2025

We adopted Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. See note 14 for required disclosures. Interim disclosures will commence in the first quarter of fiscal year 2026.

Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) which provides for additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received the federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 14, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements.

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

2.BUSINESS COMBINATIONS

Fiscal Year 2025 Business Acquisitions

In September 2024, we (through our Security division) acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions to expand our customer base and offer additional products and services for existing customers, for approximately $76.0 million, plus up to $24.0 million in potential contingent consideration. We paid $75.5 million in cash at the closing of the transaction and recorded a holdback liability of $0.5 million which is expected to be released in November 2030. The cash paid for this acquisition was financed with borrowings from our credit facility. The acquisition date fair value of the contingent consideration was $9.7 million, therefore, when combined with the amount of cash paid at close and the holdback amount, total purchase consideration was $85.7 million which has been allocated to the preliminary fair value of assets acquired and liabilities assumed. The preliminary acquisition date fair value of total assets acquired, including measurement period adjustments, was $115.7 million which comprised accounts receivable of $26.6 million, inventory and other current assets of $2.7 million, property and equipment of $7.0 million, goodwill of $32.1 million, other intangible assets of $47.2 million and other noncurrent assets of $0.1 million. Goodwill includes the value of the assembled workforce, new customers and other future economic benefits which do not qualify for separate recognition. The goodwill recognized for this business acquisition is not deductible for income tax purposes. Other intangible assets include amortizable intangible assets of $39.1 million with amortization periods of 7 to 10 years and an indefinite-lived intangible asset of $8.1 million. The preliminary acquisition date fair value of total liabilities assumed, including measurement period adjustments, was $30.0 million, which includes a deferred tax liability of $9.1 million that was recognized primarily due to the acquisition of other intangible assets. During fiscal 2025, we recorded measurement period adjustments which increased goodwill by $3.7 million due to a decrease in net working capital of $6.3 million and an increase in deferred income taxes of $0.7 million, which were partially offset by an increase in intangible assets of $3.3 million. The measurement period adjustments did not have a significant impact on the consolidated statement of operations. If additional information pertaining to working capital items becomes available, we may further revise the preliminary purchase price allocation as soon as practical, but no later than one year from the acquisition date. Revenue and net income from this acquired business was $80.8 million and approximately $8.9 million, respectively,from the acquisition date through June 30, 2025.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

In April 2025, we (through our Security Division) acquired a privately held provider of engineering and structural component services for approximately $1.2 million, plus up to $1.1 million in potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this business acquisition is not deductible for income tax purposes.

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

3.BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,
Accounts receivable, net	2024	2025
Accounts receivable	$667,227	$855,494
Less allowance for doubtful accounts	(19,072)	(17,751)
Total	$648,155	$837,743

	June 30,
Inventories	2024	2025
Raw materials	$238,086	$245,993
Work-in-process	66,910	72,124
Finished goods	92,943	89,057
Total	$397,939	$407,174

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

	Estimated
	Useful	June 30,
Property and equipment, net	Lives	2024	2025
Land	N/A	$15,494	$16,087
Buildings, civil works and improvements	5-40 years	48,552	55,559
Leasehold improvements	1-20 years	13,573	14,636
Equipment and tooling	3-10 years	146,819	154,793
Furniture and fixtures	3-10 years	3,348	3,618
Computer equipment	3-5 years	22,597	24,092
Computer software	3-10 years	29,195	30,954
Computer software implementation in process	N/A	6,514	4,472
Construction in process	N/A	6,986	7,370
Total		293,078	311,581
Less accumulated depreciation and amortization		(179,111)	(184,834)
Property and equipment, net		$113,967	$126,747

During fiscal 2023, 2024 and 2025, depreciation expense was approximately $19.5 million, $19.4 million and $22.0 million, respectively.

4.GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for fiscal 2024 and 2025 are as follows (in thousands):

		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2023	$230,662	$70,388	$48,455	$349,505
Goodwill acquired or adjusted during the period	1,628	827	—	2,455
Foreign currency translation adjustment	(75)	(408)	3	(480)
Balance as of June 30, 2024	$232,215	$70,807	$48,458	$351,480
Goodwill acquired or adjusted during the period	33,804	—	—	33,804
Foreign currency translation adjustment	346	1,516	247	2,109
Balance as of June 30, 2025	$266,365	$72,323	$48,705	$387,393

Intangible assets consisted of the following (dollar amounts in thousands):

		June 30, 2024			June 30, 2025
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	7 years	$79,228	$(10,646)	$68,582	$91,386	$(8,941)	$82,445
Patents	20 years	9,116	(3,861)	5,255	9,617	(4,353)	5,264
Developed technology	9 years	70,186	(45,740)	24,446	99,937	(55,865)	44,072
Customer relationships	7 years	51,113	(41,421)	9,692	20,991	(9,380)	11,611
Total amortizable assets		209,643	(101,668)	107,975	221,931	(78,539)	143,392
Non-amortizable assets:
Trademarks		31,554	—	31,554	39,898	—	39,898
Total intangible assets		$241,197	$(101,668)	$139,529	$261,829	$(78,539)	$183,290

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Amortization expense related to intangible assets was $19.0 million, $22.8 million and $21.6 million for fiscal 2023, 2024 and 2025, respectively.

At June 30, 2025, the estimated future amortization expense was as follows (in thousands):

2026	$17,994
2027	18,117
2028	17,216
2029	14,653
2030	13,724
Thereafter	61,688
Total	$143,392

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in “Thereafter” in the table above. During fiscal 2023, 2024 and 2025, we capitalized software development costs in the amounts of $16.2 million, $16.6 million and $16.9 million, respectively.

5.CONTRACT ASSETS AND LIABILITIES

The table below shows the balance of contract assets and liabilities as of June 30, 2024 and 2025, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (dollar amounts in thousands)

	June 30,	June 30,
	2024	2025	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$338,944	$242,742	$(96,202)	(28)%

Contract Liabilities (dollar amounts in thousands)

	June 30,	June 30,
	2024	2025	Change	% Change
Advances from customers	$53,431	$68,184	$14,753	28%
Deferred revenue—current	46,855	77,788	30,933	66%
Deferred revenue—long-term	22,809	18,856	(3,953)	(17)%

Contract Assets. Contract assets decreased by approximately $96.2 million as a result of unbilled revenue primarily from the timing and nature of milestones met in contracts for a number of customers in our Security Division, both within the United States and internationally, where we met the contractual terms to prepare invoices to the customers that reduce unbilled revenue, partially offset by transactions where we met the revenue recognition criteria under ASC 606 in advance of the time when contracts give us the right to invoice customers.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 30, 2025, the aggregate portion of the transaction price allocated to remaining performance obligations was approximately $820.4 million. We expect to recognize revenue on approximately 53% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the fiscal year ended June 30, 2025, we recognized revenue of $72 million from contract liabilities existing as of July 1, 2024.

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

6.LEASES

The components of operating lease expense for the fiscal years ended June 30, 2024 and 2025 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2025
Operating lease cost	$11,227	$12,342
Variable lease cost	1,127	954
Short-term lease cost	1,441	1,673
	$13,795	$14,969

Supplemental balance sheet assets and liabilities related to operating leases were as follows (dollar amounts in thousands):

	Balance Sheet Category	June 30, 2024	June 30, 2025
Operating lease ROU assets, net	Other assets	$30,040	$32,040

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$9,706	$11,712
Operating lease liabilities, long-term	Other long-term liabilities	21,127	20,977
Total operating lease liabilities		$30,833	$32,689

Weighted average remaining lease term			3.5 years
Weighted average discount rate			5.2%

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Supplemental cash flow information related to operating leases for the year ended June 30, 2025 was as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2025
Cash paid for operating lease liabilities	$11,914	$13,047
ROU assets obtained in exchange for new lease obligations	7,197	11,628

Maturities of operating lease liabilities at June 30, 2025 were as follows (in thousands):

June 30, 2025
Less than one year	$13,043
1 – 2 years	11,233
2 – 3 years	5,585
3 – 4 years	2,829
4 – 5 years	1,451
Thereafter	1,406
35,547
Less: Imputed interest	(2,858)
Total lease liabilities	$32,689

7.RESTRUCTURING AND OTHER CHARGES, NET

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the fiscal year ended June 30, 2025, we recognized $5.3 million in restructuring and other charges, which included $0.7 million for facility closure costs for operational efficiency activities, $2.7 million for employee terminations, $0.6 million in acquisition related costs, and $1.3 million in legal charges.

During the fiscal year ended June 30, 2024, we recognized $6.4 million in restructuring and other charges, which included $3.2 million for facility closure costs for operational efficiency activities, $1.4 million for employee terminations, $1.0 million in acquisition related costs, and $0.8 million in legal charges.

During the fiscal year ended June 30, 2023, we recognized $7.6 million in restructuring and other charges, which included $3.9 million in legal charges primarily related to class action litigation and government investigations, $1.7 million for employee terminations, $1.5 million for other facility closure costs for operational efficiency activities, and $0.4 million in acquisition related costs.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

	Fiscal 2024
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$247	$201	$—	$514	$962
Employee termination costs	285	199	810	122	1,416
Facility closures/consolidation	90	3,148	—	—	3,238
Legal costs, net	53	—	—	722	775
Total expensed	$675	$3,548	$810	$1,358	$6,391

	Fiscal 2025
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$378	$—	$—	$228	$606
Employee termination costs	975	391	958	360	2,684
Facility closures/consolidation	529	242	—	—	771
Legal costs, net	—	(14)	1,288	—	1,274
Total expensed	$1,882	$619	$2,246	$588	$5,335

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the consolidated balance sheet. The changes in the accrued liability for restructuring and other charges for fiscal 2024 and 2025 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure /	Legal
	Related	Termination	Consolidation	Costs and
	Costs	Costs	Cost	Settlements	Total
Balance as of June 30, 2023	$7	$107	$1,609	$656	$2,379
Restructuring and other charges, net	962	1,416	3,238	775	6,391
Payments, adjustments and reimbursements, net	(473)	(1,229)	(4,620)	(623)	(6,945)
Balance as of June 30, 2024	$496	$294	$227	$808	$1,825
Restructuring and other charges, net	606	2,684	771	1,274	5,335
Payments, adjustments and reimbursements, net	(1,102)	(2,533)	(375)	(365)	(4,375)
Balance as of June 30, 2025	$—	$445	$623	$1,717	$2,785

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

8.BORROWINGS

Revolving Credit Facility

As of June 30, 2025, our senior secured credit facility comprised a term loan and a $600 million revolving credit facility which was scheduled to mature in December 2026. The revolving credit facility includes a $300 million sub-limit for letters of credit. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by an amount equal to the greater of $250 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Borrowings under the facility bore interest at SOFR plus a margin of 1.25% as of June 30, 2025 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of June 30, 2025 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of June 30, 2025, there were $178.0 million of borrowings outstanding under the revolving credit facility, $82.8 million outstanding under the letters of credit sub-facility, and $128.1 million outstanding under the term loan. As of June 30, 2025, the amount available to borrow under the revolving credit facility was $339.2 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of June 30, 2025, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for details.

Subsequent to June 30, 2025, in July 2025 we amended and extended this credit facility, now maturing in July 2030, to increase the limit from $600 million to $725 million and paid down the balance of the delayed draw term loan from $128.1 million to $100.0 million which was then converted to a new term loan that matures in July 2030. The sub-limit for letters of credit was increased from $300 million to $350 million, which includes up to $300 million for borrowings in certain foreign currencies. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by an amount equal to the greater of $300 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Other enhancements include the permitted securitization of certain qualifying assets of up to $100 million.

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

FOR THE THREE YEARS ENDED JUNE 30, 2025

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

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of June 30, 2025 (in thousands):

June 30,
2025
Principal amount	$350,000
Unamortized debt discount and issuance costs	(7,769)
Net carrying amount	$342,231

Fair value (Level 2)	$472,770

The 2029 Notes were not eligible for conversion as of June 30, 2025. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of June 30, 2025 we were in compliance with applicable financial covenants under the indenture governing the 2029 Notes.

For the fiscal year ended June 30, 2025, total interest expense for the 2029 Notes was $9.2 million, which consisted of $7.5 million of contractual interest expense and $1.7 million of amortization of debt discount and issuance costs. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of June 30, 2025, $69.4 million was outstanding under these letter-of-credit facilities. As of June 30, 2025, the total amount available under these credit facilities was $27.4 million.

Long-term debt consisted of the following (in thousands):

	June 30,
	2024	2025
Term loan	$135,625	$128,125
2029 Notes, net	—	342,231
Other long-term debt	1,925	1,278
	137,550	471,634
Less current portion of long-term debt	(8,167)	(8,130)
Long-term portion of debt	$129,383	$463,504

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Fiscal year principal payments of long-term debt as of June 30, 2025 are as follows (in thousands):

2026	$8,130
2027	121,037
2028	202
2029	32
2030	2
2031 and thereafter	342,231
Total	$471,634

9.STOCKHOLDERS’ EQUITY

Stock-based Compensation

As of June 30, 2025, we maintained the OSI Plan as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	2023	2024	2025
Cost of goods sold	$911	$930	$1,014
Selling, general and administrative	27,716	27,155	30,340
Research and development	497	621	605
Stock-based compensation expense	$29,124	$28,706	$31,959

As of June 30, 2025, total unrecognized compensation cost related to stock-based compensation grants under the OSI Plan were estimated at $1.0 million for stock options and $12.7  million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted-average period of 2.0 years with respect to the stock options and 2.2 years for grants of RSUs.

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

FOR THE THREE YEARS ENDED JUNE 30, 2025

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

	2023	2024	2025
Expected dividend	—	—	—
Risk-free interest rate	3.9%	4.5%	4.4%
Expected volatility	31.0%	29.0%	29.0%
Expected holding period (in years)	4.5	4.5	4.5

The following summarizes stock option activity for fiscal years 2023, 2024 and 2025:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2022	110,645	$82.43
Granted	23,351	87.90
Exercised	(47,354)	77.42
Expired or forfeited	(2,965)	74.06
Outstanding at June 30, 2023	83,677	$87.09
Granted	22,438	119.45
Exercised	(22,698)	81.67
Expired or forfeited	(4,459)	86.72
Outstanding at June 30, 2024	78,958	$97.87
Granted	16,039	174.09
Exercised	(33,782)	91.69
Expired or forfeited	(962)	111.09
Outstanding at June 30, 2025	60,253	$121.41	7.8 years	$6,233
Exercisable at June 30, 2025	22,602	$96.15	6.4 years	$2,909

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $28.46, $38.28 and $55.50 for fiscal 2023, 2024 and 2025, respectively. The total intrinsic value of options exercised during fiscal 2025 was $3.2 million.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Restricted Stock Units—A summary of RSU activity for the periods indicated was as follows:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2022	427,447	$90.17
Granted	357,475	87.90
Vested	(313,862)	96.36
Forfeited	(15,545)	88.42
Nonvested at June 30, 2023	455,515	$85.15
Granted	333,114	95.42
Vested	(390,375)	79.75
Forfeited	(6,663)	88.76
Nonvested at June 30, 2024	391,591	$99.21
Granted	297,912	150.91
Vested	(323,297)	127.88
Forfeited	(10,810)	103.40
Nonvested at June 30, 2025	355,396	$116.34

The per-share weighted average grant-date fair value of RSUs granted under the OSI Plan was $87.90, $95.42, and $127.88 for fiscal 2023, 2024 and 2025, respectively. The total fair value of shares vested during fiscal 2023, 2024 and 2025 was $30.2 million, $31.1 million, and $41.3 million, respectively.

In December 2023, our shareholders approved an amendment to the OSI Plan, which increased the shares available under the OSI Plan by 2.4 million shares, resulting in a maximum pool of 9.5 million shares. As of June 30, 2025, there were approximately 2.0 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 110,811, 75,988, and 80,682 performance-based awards during fiscal 2023, 2024 and 2025, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the years ended June 30, 2023, 2024 and 2025, employees purchased 60,465, 63,111, 53,697 shares, respectively. As of June 30, 2025, there were 239,489 shares of our common stock available for issuance under the plan.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

During fiscal 2023, 2024 and 2025, we repurchased 400,230 shares, zero shares and 531,314 shares, respectively, of common stock under our then current programs. As of June 30, 2025, there were 1,190,556 shares remaining available for repurchase under the authorized repurchase program.

Dividends

We have not paid any dividends since the consummation of our initial public offering in 1997 and we do not currently intend to pay any dividends in the foreseeable future. Our Board of Directors will determine the payment of future dividends, if any. Certain of our current bank credit facilities restrict the payment of dividends and future borrowings may contain similar restrictions.

10.INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2023	2024	2025
Pre-tax income:
United States	$7,114	$41,330	$30,218
Foreign	108,124	119,884	155,876
Total pre-tax income	$115,238	$161,214	$186,094

Our provision (benefit) for income taxes consists of the following (in thousands):

	2023	2024	2025
Current:
Federal	$6,860	$22,229	$12,218
State	861	2,122	2,260
Foreign	19,717	22,842	31,066
Total current provision	27,438	47,193	45,544
Deferred:
Federal	$(2,547)	$(13,375)	$(7,667)
State	(678)	(594)	(853)
Foreign	(753)	(164)	(567)
Total deferred (benefit)	(3,978)	(14,133)	(9,087)
Total provision	$23,460	$33,060	$36,457

As of June 30, 2024 and 2025, our liability for uncertain tax positions was $18.1 million and $15.4 million, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $15.1 million as of June 30, 2025.

We recognize potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2025, we have accrued $2.9  million for interest and penalties. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2021 for federal purposes, fiscal years after 2020 for state purposes and fiscal years after 2017 for various foreign jurisdictions. Future developments, such as the settlement of income tax positions or the expiration of applicable statutes of limitation, could result in changes to our liability for unrecognized tax benefits. Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

A summary of activity of unrecognized tax benefits for fiscal 2024 and 2025 is as follows (in thousands).

Balance at June 30, 2023	$14,978
Additions on tax positions for the current year	2,800
Additions on tax positions from prior years	1,002
Reduction in tax positions from prior year	(866)
Balance at June 30, 2024	$17,914
Additions on tax positions for the current year	1,296
Additions on tax positions from prior years	234
Reductions to tax positions from prior year for dispute settlements	(438)
Reductions to prior year tax positions	(305)
Reduction to prior year tax positions for statute of limitations closure	(3,108)
Balance at June 30, 2025	$15,593

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2024	2025
Deferred income tax assets:
Tax credit carryforwards	$5,960	$6,383
Net operating loss carryforwards	3,311	3,339
Customer advances	10,008	6,521
Allowance for doubtful accounts	3,615	3,146
Inventory reserve	11,754	14,636
Accrued liabilities	2,877	3,209
Operating lease liabilities	7,732	5,540
Stock and deferred compensation	12,624	14,504
Other assets	1,145	1,700
Total deferred income tax assets	59,026	58,978
Valuation allowance	(9,365)	(10,471)
Net deferred income tax assets	49,661	48,507
Deferred income tax liabilities:
Depreciation	(5,543)	(6,280)
Amortization of intangible assets	(12,096)	(13,784)
Withholding tax on unrepatriated foreign earnings	(7,834)	(8,496)
Operating lease ROU assets	(7,223)	(5,482)
Other liabilities	(6,568)	(3,604)
Total deferred income tax liabilities	(39,264)	(37,646)
Net deferred income tax liability	$10,397	$10,861

The components of the net deferred income tax liability are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2024	2025
Long term deferred income tax asset, included in other assets	$13,684	$14,195
Long term deferred income tax liability	(3,287)	(3,334)
Net deferred income tax liability	$10,397	$10,861

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2024	2025
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$13,347	$10,958
Current taxes payable, included in other accrued expenses and current liabilities	(17,320)	(22,285)
Net tax receivable (payable)	$(3,973)	$(11,327)

As of June 30, 2025, we had federal, state and foreign net operating losses carryforwards of approximately $0.5 million, $15.6 million and $8.7 million, respectively. Our net operating loss carryforwards will begin to expire in the tax year ending June 30, 2026. As of June 30, 2025, we had federal and state tax credit carryforwards of approximately $2.9 million and $7.3 million, respectively. Our credit carryforwards will begin to expire in the tax year ending June 30, 2032.

We have established valuation allowances that relate to the net operating losses of certain subsidiaries, capital losses, and tax credits. During the year ended June 30, 2025, we recorded a net aggregated increase of $1.0 million to these valuation allowances. We evaluate the need for valuation allowances on a jurisdiction-by-jurisdiction basis and release such allowances when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

We recognized all excess tax benefits and tax deficiencies related to equity-based compensation as a component of income tax expense or benefit in the period in which they occur, in accordance with ASC718. An income tax benefit of approximately $0.8 and $1.7 million was recognized in fiscal 2024 and 2025, respectively.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30,
	2023	2024	2025
Provision for income taxes at federal statutory rate	21.0%	21%	21%
Research and development tax credits	(1.5)	(1.6)	(1.5)
Foreign income subject to tax at other than federal statutory rate	0.2	1.7	2.1
Stock compensation	(0.4)	(0.5)	(0.9)
Officers’ compensation	5.5	4.1	3.2
Change in valuation allowance	(0.5)	1.0	0.2
Unrecognized tax expense (benefit)	0.3	3.7	(1.3)
State tax expense	0.3	0.9	1.1
U.S. tax on foreign earnings	1.4	(0.8)	(0.2)
Changes in prior year estimates	(1.1)	(2.4)	0.3
Global intangible low-taxed income, net of foreign tax credits	0.8	0.8	0.9
Foreign Derived Intangible Income Benefit	(1.8)	(4.3)	(1.9)
Non-taxable earnings from acquisitions	(2.1)	(0.8)	(0.5)
Patent box benefit	(1.9)	(3.2)	(2.8)
Other	0.2	0.9	(0.1)
Effective income tax rate	20.4%	20.5%	19.6%

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

11.COMMITMENTS AND CONTINGENCIES

Acquisition-Related Contingent Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments was $54.6 million as of June 30, 2025.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2024 to June 30, 2025 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2024	$15,375
Addition of contingent earnout obligations	10,510
Foreign currency translation adjustment	185
Changes in fair value for contingent earnout obligations	(6,507)
Payments on contingent earnout obligations	(477)
Ending fair value, June 30, 2025	$19,086

Advances from Customers—We receive advances from customers associated with certain contracts. These advances are paid in cash by customers, and we account for these as liabilities until our contractual obligations are complete.

Guarantees—We are periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and ten years. The bonds are provided by various bonding agencies. However, we are ultimately liable for claims that may occur against them. As of June 30, 2024 and 2025, we had a maximum financial exposure related to performance bonds of approximately $99 million and $104 million, respectively. As described in Note 8, we and several of our foreign subsidiaries have issued letters of credit under the revolving credit facility and international bank facilities. These letters of credit are issued to protect various customers, suppliers and government agencies under contractual arrangements and regulatory requirements. We have no history of significant claims and there are no pending matters that would require us to perform under any of these arrangements, and we believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the consolidated financial statements. Accordingly, no liability for any of these arrangements has been recorded as of June 30, 2024 and 2025.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Indemnifications—In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2025.

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

12.RELATED-PARTY TRANSACTIONS

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Executive Chairman owns a 10.5% interest, and our President and Chief Executive Officer owns a 4.5% ownership interest. Our initial investment in the joint venture was approximately $0.1  million. For each of the years ended June 30, 2023, 2024 and 2025 our equity earnings in the joint venture were less than $0.1 million. We, our Executive Chairman and our and President and Chief Executive Officer collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Net sales to the joint venture partner for fiscal 2023, 2024 and 2025 were approximately $6.9 million, $10.4 million and $6.0  million, respectively. Receivables from the joint venture were $1.4 million and $3.5 million as of June 30, 2024 and 2025, respectively.

13.EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

We have various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and we match a certain portion of employee contributions. We contributed approximately $7.2 million, $7.4 million and $8.8 million to the plans for the fiscal years ended June 30, 2023, 2024 and 2025, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

Deferred Compensation Plan

We have a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. We may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to us and, also, vest completely upon the participant’s disability or death while employed by us or immediately prior to a change of control. We made contributions of $0.6 million, $0.7 million and $0.7 million for fiscal year 2023, 2024 and 2025, respectively. As of June 30, 2025, we held assets of $45.3 million and liabilities of $45.4 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

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

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2024 and 2025, and a statement of the funded status as of June 30, 2024 and 2025 (in thousands):

	2024	2025
Change in Benefit Obligation
Benefit obligation at beginning of year	$18,228	$12,867
Translation adjustment	(11)	336
Interest costs	795	610
Actuarial (gain) loss	71	(66)
Benefits paid	(6,216)	(1,555)
Benefit obligation at end of year	12,867	12,192
Change in Plan Assets
Fair value of plan assets at beginning of year	6,513	7,517
Translation adjustment	11	662
Actual return on plan assets	1,159	516
Company contributions	6,009	1,362
Benefits paid	(6,175)	(1,517)
Fair value of plan assets at end of year	7,517	8,540
Funded status and net benefit obligation amount recognized	$(5,350)	$(3,652)
Amount recognized in consolidated balance sheets consists of:
Net benefit asset (included in other current assets)	$4,203	$5,192
Current portion of net pension liability (included in other current liabilities)	(1,412)	(2,124)
Net long term pension liability (included in other long-term liabilities)	(8,201)	(6,719)
Accumulated other comprehensive income (loss)	(349)	(916)

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

One of our defined benefit pension plans is considered a nonqualified plan, therefore we have funded a separate rabbi trust which comprises insurance company contracts with fair values of $9.0 million and $9.1 million as of June 30, 2024 and 2025, respectively, included in Other Assets on the consolidated balance sheets. These amounts are not included in the fair value of plan assets in the table above. In the fiscal year ended June 30, 2025, $1.4 million from the rabbi trust was used as a Company contribution to the nonqualified plan and paid during the year.

The following table provides the net periodic benefit costs for the fiscal years ended June 30, (in thousands):

	2023	2024	2025
Net Periodic Benefit Costs
Interest costs	$624	$795	$610
Service costs	—	—	—
Expected return on plan assets	(340)	(487)	(593)
Amortization of prior service costs	1,330	548	378
Recognized actuarial loss (gain)	83	(119)	(154)
Net periodic benefit cost	$1,697	$737	$241

Plan Assumptions

	2024	2025
Weighted average assumptions at year-end:
Discount rate	5.0%	4.4%
Expected return on plan assets	7.6%	7.8%
Rate of compensation increase	—%	—%

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

Plan Assets and Investment Policy

	Fiscal year ended		Fiscal year ended
	June 30, 2024		June 30, 2025
	Proportion of	Expected Rate	Proportion of	Expected Rate
	Fair Value	of Return	Fair Value	of Return
Equity securities	87%	8.4%	87%	8.7%
Debt securities	12%	1.9%	6%	1.9%
Cash	1%	1.9%	7%	1.9%
Combined	100%	7.6%	100%	7.8%

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

FOR THE THREE YEARS ENDED JUNE 30, 2025

Day-to-day equities selection decisions are delegated to investment managers, although these are monitored against performance and risk targets. Due to the nature of the pooled funds, there are no significant holdings in any single company (greater than 5% of the total assets). The investment strategy is reviewed on a regular basis, based on the results of third-party liability studies.

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2025 (in thousands):

Pension Benefits
July 1, 2025 to June 30, 2026	$2,352
July 1, 2026 to June 30, 2027	2,371
July 1, 2027 to June 30, 2028	2,387
July 1, 2028 to June 30, 2029	1,833
July 1, 2029 to June 30, 2030	1,026
July 1, 2030 to June 30, 2035	1,450

Company Contribution

A contribution of $1.4 million during fiscal year 2025 for the nonqualified plan was provided by the rabbi trust as described above. Future contributions for the nonqualified plan are expected to be provided by the rabbi trust.

14.SEGMENT INFORMATION

We operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division) and (c) medical monitoring systems (Healthcare division). Factors used to identify our reportable segments primarily reflect our organizational and management structure around differences in products and industry markets. We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses; expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies. We disclose segment income (loss) from operations as our measure of segment profit/loss, reconciled to consolidated income (loss) from operations. The measure of segment income (loss) from operations excludes restructuring and other charges presented below which are presented to reconcile to consolidated income from operations. Segment assets represent total current and noncurrent assets for each reportable segment. Business segment disclosures consider information used by/provided to our chief operating decision maker (“CODM”). Our Chief Executive Officer serves as the CODM. The CODM uses segment assets and segment income (loss) from operations, as well as the expenses within each segment including cost of sales, selling, general and administrative expenses and research and development expenses, to allocate resources to segments in the budgeting and forecasting process along with periodic ongoing reviews of results and overall activity in the markets where each segment operates.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

The following tables present our results of operations and identifiable assets by our three industry segments, along with amounts for Corporate/Eliminations, which are reconciled to consolidated amounts (in thousands):

	Fiscal 2023
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues:
External customer revenue	$760,291	$327,648	$190,488	$—	$1,278,427
Revenue between product segments	—	59,783	—	(59,783)	—
Total revenues	760,291	387,431	190,488	(59,783)	1,278,427
Cost of goods sold	511,840	299,457	97,030	(60,410)	847,917
Selling, general and administrative expenses	94,378	33,325	62,461	38,149	228,313
Research and development expenses	37,335	5,462	16,555	—	59,352
Segment income (loss) from operations	116,738	49,187	14,442	(37,522)	142,845
Restructuring and other charges	1,715	2,507	3,077	267	7,566
Income (loss) from operations	$115,023	$46,680	$11,365	$(37,789)	$135,279
Segment assets	$948,126	$310,930	$245,856	$50,774	$1,555,686
Capital expenditures	$3,689	$7,390	$2,726	$2,006	$15,811
Depreciation and amortization	$23,504	$7,582	$5,757	$1,670	$38,513

	Fiscal 2024
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues:
External customer revenue	$1,043,073	$324,250	$171,435	$—	$1,538,758
Revenue between product segments	—	60,018	—	(60,018)	—
Total revenues	1,043,073	384,268	171,435	(60,018)	1,538,758
Cost of goods sold	681,531	299,147	86,917	(59,295)	1,008,300
Selling, general and administrative expenses	134,401	33,608	60,767	40,955	269,731
Research and development expenses	43,196	5,151	16,928	—	65,275
Segment income (loss) from operations	183,945	46,362	6,823	(41,678)	195,452
Restructuring and other charges	675	3,548	810	1,358	6,391
Income (loss) from operations	$183,270	$42,814	$6,013	$(43,036)	$189,061
Segment assets	$1,333,259	$288,629	$255,093	$59,027	$1,936,008
Capital expenditures	$11,997	$4,007	$3,219	$2,879	$22,102
Depreciation and amortization	$25,831	$9,040	$5,794	$1,544	$42,209

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

	Fiscal 2025
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues:
External customer revenue	$1,196,180	$348,624	$168,362	$—	$1,713,166
Revenue between product segments	—	63,441	—	(63,441)	—
Total revenues	1,196,180	412,065	168,362	(63,441)	1,713,166
Cost of goods sold	780,378	321,397	86,534	(62,325)	1,125,984
Selling, general and administrative expenses	157,873	33,409	59,871	39,726	290,879
Research and development expenses	51,095	5,100	17,249	—	73,444
Segment income (loss) from operations	206,834	52,159	4,708	(40,842)	222,859
Restructuring and other charges	1,882	619	2,246	588	5,335
Income (loss) from operations	$204,952	$51,540	$2,462	$(41,430)	$217,524
Segment assets	$1,608,985	$300,405	$270,428	$61,439	$2,241,257
Capital expenditures	$13,933	$5,000	$1,448	$3,451	$23,832
Depreciation and amortization	$29,579	$7,176	$5,163	$1,662	$43,580

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	Fiscal 2023
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$653,127	$17,461	$670,588	$126,388	$534,417
Mexico	23,467	—	23,467	609	609
Other Americas	63,416	—	63,416	8,050	25,844
Total Americas	740,010	17,461	757,471	135,047	560,870
United Kingdom	280,268	5,835	286,103	27,952	87,289
Other Europe, Middle East and Africa	44,498	—	44,498	4,233	6,198
Total EMEA	324,766	5,835	330,601	32,185	93,487
Asia-Pacific	213,651	36,487	250,138	21,478	24,715
Eliminations	—	(59,783)	(59,783)	—	—
Total	$1,278,427	$—	$1,278,427	$188,710	$679,072

	Fiscal 2024
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$527,120	$23,316	$550,436	$127,682	$535,225
Mexico	423,185	—	423,185	3,312	4,407
Other Americas	61,583	—	61,583	6,600	22,465
Total Americas	1,011,888	23,316	1,035,204	137,594	562,097
United Kingdom	234,858	11,083	245,941	26,506	82,690
Other Europe, Middle East and Africa	49,972	—	49,972	4,256	11,381
Total EMEA	284,830	11,083	295,913	30,762	94,071
Asia-Pacific	242,040	25,619	267,659	17,524	20,721
Eliminations	—	(60,018)	(60,018)	—	—
Total	$1,538,758	$—	$1,538,758	$185,880	$676,889

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2025

	Fiscal 2025
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$563,037	$26,562	$589,599	$128,061	$539,052
Mexico	276,324	—	276,324	3,276	4,262
Other Americas	155,075	6	155,081	22,924	112,108
Total Americas	994,436	26,568	1,021,004	154,261	655,422
United Kingdom	372,959	9,475	382,434	28,626	88,101
Other Europe, Middle East and Africa	50,030	—	50,030	3,561	10,449
Total EMEA	422,989	9,475	432,464	32,187	98,550
Asia-Pacific	295,741	27,398	323,139	15,040	18,199
Eliminations	—	(63,441)	(63,441)	—	—
Total	$1,713,166	$—	$1,713,166	$201,488	$772,171

Pursuant to ASC 280 Segment Reporting, external revenues are attributed to individual countries based upon the location of our selling entity.

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters in the fiscal years ended June 30, 2024 and 2025 (in thousands, except per share data):

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2023	2023	2024	2024

	(Unaudited)
Net revenues	$279,210	$373,235	$405,406	$480,907
Costs of goods sold	180,465	231,934	269,311	326,590
Gross profit	98,745	141,301	136,095	154,317
Operating expenses:
Selling, general and administrative	59,798	71,604	66,584	71,745
Research and development	15,922	16,350	17,144	15,859
Restructuring and other charges, net	466	1,026	1,004	3,895
Total operating expenses	76,186	88,980	84,732	91,499
Income from operations	22,559	52,321	51,363	62,818
Interest and other expense, net	(5,748)	(6,534)	(7,407)	(8,158)
Income before income taxes	16,811	45,787	43,956	54,660
Provision for income taxes	(3,932)	(9,234)	(9,913)	(9,981)
Net income	$12,879	$36,553	$34,043	$44,679
Basic earnings per common share	$0.77	$2.15	$2.00	$2.62
Diluted earnings per common share	$0.75	$2.11	$1.95	$2.55

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2024	2024	2025	2025

	(Unaudited)
Net revenues	$344,007	$419,820	444,354	504,985
Costs of goods sold	222,505	272,669	294,063	336,747
Gross profit	121,502	147,151	150,291	168,238
Operating expenses:
Selling, general and administrative	72,223	70,722	73,249	74,685
Research and development	17,773	18,257	18,570	18,844
Restructuring and other charges, net	1,178	215	2,255	1,687
Total operating expenses	91,174	89,194	94,074	95,216
Income from operations	30,328	57,957	56,217	73,022
Interest and other expense, net	(7,359)	(8,619)	(8,228)	(7,224)
Income before income taxes	22,969	49,338	47,989	65,798
Provision for income taxes	(5,033)	(11,519)	(6,855)	(13,050)
Net income	$17,936	$37,819	$41,134	$52,748
Basic earnings per common share	$1.07	$2.26	$2.45	$3.14
Diluted earnings per common share	$1.05	$2.22	$2.40	$3.03

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Amended and Restated Bylaws of OSI Systems, Inc. (18)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture, dated as of July 19, 2024, between OSI Systems, Inc. and U.S. Bank Trust Company, National Association, as trustee. (13)
4.3	Form of certificate representing the 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.2). (13)
4.4*	Description of Capital Stock
10.1†	Second Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.3†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.4†	First Amendment to Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (14)
10.5†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.6	Ninth Amendment to Credit Agreement dated July 1, 2025 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (17)
10.7†	Employment Agreement effective as of January 1, 2012 between Deepak Chopra and OSI Systems, Inc. (6)
10.8†	Amendment to Employment Agreement effective as of July 1, 2015 between Deepak Chopra and OSI Systems, Inc. (11)
10.9†	Second Amendment to Employment Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (7)
10.10†	Amended and Restated Employment Agreement dated April 29, 2024 between Alan Edrick and OSI Systems, Inc. (12)
10.11†	Amended and Restated Employment Agreement dated April 29, 2024 between Ajay Mehra and OSI Systems, Inc. (12)
10.12†	Amendment dated December 12, 2024 to Amended and Restated Employment Agreement between Ajay Mehra and OSI Systems, Inc. (20)
10.13†	Amended and Restated Employment Agreement dated April 29, 2024 between Victor Sze and OSI Systems, Inc. (12)
10.14†	Employment Agreement effective as of January 1, 2012 between Manoocher Mansouri and OSI Systems, Inc. (6)
10.15†	Amendment to Employment Agreement effective as of July 1, 2015 between Manoocher Mansouri and OSI Systems, Inc. (21)
10.16†	Amended and Restated Retirement Benefit Award Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (7)
10.17†	First Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of June 19, 2020 by and between Deepak Chopra and OSI Systems, Inc. (15)
10.18†	Second Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of August 19, 2020 by and between Deepak Chopra and OSI Systems, Inc.(15)
10.19†	Third Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of October 27, 2021 by and between Deepak Chopra and OSI Systems, Inc. (16)
10.20†	Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (8)
10.21†	Amendment to Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (19)
10.22†	Form of Restricted Stock Award Agreement (9)
10.23†	Form of Restricted Stock Unit Award Agreement (9)
10.24†	Form of Stock Option Agreement (9)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 23, 2016 (10)
19.1	OSI Systems, Inc. Insider Trading Policy (21)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
97.1	Policy for Recovery of Erroneously Awarded Compensation (21)

No.	EXHIBIT DESCRIPTION

101.1	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2025 formatted in XBRL (eXtensible Business Reporting Language) as follows:
(i) the consolidated balance sheets
(ii) the consolidated statements of operations
(iii) the consolidated statements of comprehensive income
(iv) the consolidated statements of stockholders’ equity
(v) the consolidated statements of cash flows
(vi) the notes to the consolidated financial statements, tagged in summary and detail
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
†	Denotes a management contract or compensatory plan or arrangement.
(1)	Previously filed with our Current Report on Form 8-K filed on March 8, 2010.
(2)	Previously filed with our Quarterly Report on Form 10-Q filed on January 26, 2024.
(3)	Previously filed with our Current Report on Form 8-K filed on October 10, 2008.
(4)	Previously filed with our Quarterly Report on Form 10-Q filed on October 24, 2014.
(5)	Previously filed with our Annual Report on Form 10-K filed on August 27, 2010.
(6)	Previously filed with our Current Report on Form 8-K filed on April 6, 2012.
(7)	Previously filed with our Current Report on Form 8-K filed on January 5, 2018.
(8)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2020.
(9)	Previously filed with our Registration Statement on Form S-8 filed on August 16, 2013.
(10)	Previously filed with our Current Report on Form 8-K filed on May 23, 2016.
(11)	Previously filed with our Quarterly Report on Form 10-Q filed on January 28, 2016.
(12)	Previously filed with our Quarterly Report on Form 10-Q filed on April 30, 2024.
(13)	Previously filed with our Current Report on Form 8-K filed on July 19, 2024.
(14)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2016.
(15)	Previously filed with our Annual Report on Form 10-K filed on August 21, 2020.
(16)	Previously filed with our Quarterly Report on Form 10-Q filed on October 29, 2021.
(17)	Previously filed with our Current Report on Form 8-K filed on July 2, 2025.
(18)	Previously filed with our Quarterly Report on Form 10-Q filed on January 27, 2023.
(19)	Previously filed with our Proxy Statement on Schedule 14A filed on October 27, 2023.
(20)	Previously filed with our Current Report on Form 8-K filed on December 13, 2024.
(21)	Previously filed with our Annual Report on Form 10-K filed on August 29, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: August 25, 2025	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Ajay Mehra, Alan Edrick and Victor Sze, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable OSI Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ AJAY MEHRA Ajay Mehra	Director, President and Chief Executive Officer (Principal Executive Officer)	August 25, 2025

/s/ DEEPAK CHOPRA Deepak Chopra	Executive Chairman of the Board,	August 25, 2025

/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 25, 2025

/s/ CARY OKAWA	Chief Accounting Officer (Principal Accounting Officer)	August 25, 2025
Cary Okawa

/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 25, 2025

/s/ KELLI BERNARD Kelli Bernard	Director	August 25, 2025

/s/ GERALD CHIZEVER Gerald Chizever	Director	August 25, 2025

/s/ JAMES B. HAWKINS James B. Hawkins	Director	August 25, 2025

/s/ MEYER LUSKIN Meyer Luskin	Director	August 25, 2025

II-2