Form 10-Q
period 2025-09-30
OSI SYSTEMS INC
filed 2025-10-30
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, there were 16,977,873 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	September 30,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,405	$124,416
Accounts receivable, net	837,743	828,231
Inventories	407,174	454,034
Prepaid expenses and other current assets	71,539	70,768
Total current assets	1,422,861	1,477,449
Property and equipment, net	126,747	128,258
Goodwill	387,393	385,435
Intangible assets, net	183,290	182,894
Other assets	120,966	125,120
Total assets	$2,241,257	$2,299,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$178,000	$252,100
Current portion of long-term debt	8,130	5,379
Accounts payable	205,181	216,964
Accrued payroll and related expenses	49,535	45,763
Advances from customers	68,184	79,287
Deferred revenue	77,788	75,165
Other accrued expenses and current liabilities	110,120	117,004
Total current liabilities	696,938	791,662
Long-term debt, net	463,504	436,844
Deferred income taxes	3,334	1,371
Other long-term liabilities	126,397	123,321
Total liabilities	1,290,173	1,353,198
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,794,399 shares at June 30, 2025 and 16,977,595 shares at September 30, 2025	29,758	4,390
Retained earnings	942,254	962,810
Accumulated other comprehensive loss	(20,928)	(21,242)
Total stockholders’ equity	951,084	945,958
Total liabilities and stockholders’ equity	$2,241,257	$2,299,156

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2024	2025
Net revenues:
Products	$255,808	$275,810
Services	88,199	108,813
Total net revenues	344,007	384,623
Cost of goods sold:
Products	170,422	202,056
Services	52,083	59,382
Total cost of goods sold	222,505	261,438
Gross profit	121,502	123,185
Operating expenses:
Selling, general and administrative	72,223	66,955
Research and development	17,773	20,427
Restructuring and other charges	1,178	2,730
Total operating expenses	91,174	90,112
Income from operations	30,328	33,073
Interest and other expense, net	(7,359)	(7,398)
Income before income taxes	22,969	25,675
Provision for income taxes	(5,033)	(5,119)
Net income	$17,936	$20,556
Earnings per share:
Basic	$1.07	$1.22
Diluted	$1.05	$1.18
Shares used in per share calculation:
Basic	16,742	16,896
Diluted	17,055	17,473

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2024	2025
Net income	$17,936	$20,556
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,181	(161)
Net unrealized loss on derivatives, net of tax	(3,220)	(239)
Other, net of tax	—	86
Other comprehensive loss	(2,039)	(314)
Comprehensive income	$15,897	$20,242

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended September 30, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483
Exercise of stock options	957	70	—	—	70
Vesting of RSUs	297,418	—	—	—	—
Shares issued under employee stock purchase plan	31,143	2,329	—	—	2,329
Stock-based compensation expense	—	6,422	—	—	6,422
Repurchase of common stock	(531,314)	(28,919)	(51,524)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(142,952)	(4,174)	(17,089)	—	(21,263)
Net income	—	—	17,936	—	17,936
Other comprehensive loss	—	—	—	(2,039)	(2,039)
Balance—September 30, 2024	16,710,749	$17	$810,553	$(24,075)	$786,495

	Three Months Ended September 30, 2025
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2025	16,794,399	$29,758	$942,254	$(20,928)	$951,084
Exercise of stock options	2,215	217	—	—	217
Vesting of RSUs	313,580	—	—	—	—
Shares issued under employee stock purchase plan	20,219	2,635	—	—	2,635
Stock-based compensation expense	—	6,199	—	—	6,199
Taxes paid related to net share settlement of equity awards	(152,818)	(34,419)	—	—	(34,419)
Net income	—	—	20,556	—	20,556
Other comprehensive loss	—	—	—	(314)	(314)
Balance—September 30, 2025	16,977,595	$4,390	$962,810	$(21,242)	$945,958

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2024	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,936	$20,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	11,450	10,260
Stock-based compensation expense	6,422	6,199
Provision for (recovery of) losses on accounts receivable	(427)	1,331
Deferred income taxes	(851)	18
Amortization of debt discount and issuance costs	354	450
Other	(21)	(25)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(30,187)	17,038
Inventories	(54,458)	(47,412)
Prepaid expenses and other assets	(23,325)	(4,922)
Accounts payable	(4,952)	11,970
Accrued payroll and related expenses	(7,811)	(4,349)
Advances from customers	10,267	11,119
Deferred revenue	11,485	(3,733)
Other	26,958	(1,363)
Net cash provided by (used in) operating activities	(37,160)	17,137
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,705)	(7,028)
Proceeds from sale of property and equipment	85	589
Acquisition of business, net of cash acquired	(75,500)	(92)
Payments for intangible and other assets	(4,372)	(4,409)
Net cash used in investing activities	(87,492)	(10,940)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	(125,000)	74,100
Proceeds from long-term debt	340,475	100,057
Payments on long-term debt	(2,078)	(129,917)
Proceeds from exercise of stock options and employee stock purchase plan	2,399	2,852
Payment of contingent consideration	(331)	(486)
Repurchase of common stock	(80,443)	—
Taxes paid related to net share settlement of equity awards	(21,263)	(34,419)
Net cash provided by financing activities	113,759	12,187
Effect of exchange rate changes on cash	593	(373)
Net increase (decrease) in cash and cash equivalents	(10,300)	18,011
Cash and cash equivalents—beginning of period	95,353	106,405
Cash and cash equivalents—end of period	$85,053	$124,416
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$5,231	$8,211
Income taxes	$13,540	$9,609

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full 2026 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 because the principal amount of the 2029 Notes will be settled in cash upon conversion. There was a dilutive effect of the 2029 Notes as set forth in the table below for the three months ended September 30, 2025.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2024	2025
Net income available to common stockholders	$17,936	$20,556
Weighted average shares outstanding—basic	16,742	16,896
Dilutive effect of equity awards	313	287
Dilutive effect of 2029 Notes	—	290
Weighted average shares outstanding—diluted	17,055	17,473
Basic earnings per share	$1.07	$1.22
Diluted earnings per share	$1.05	$1.18
Shares excluded from diluted earnings per share due to their anti-dilutive effect	22	—

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $124.4 million at September 30, 2025. Of this amount, approximately 64% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom, Singapore, and Canada and to a lesser extent Malaysia, Australia, and Indonesia, among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions which we believe to be of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2025 or as of September 30, 2025.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2025				September 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$54,437	$—	$54,437	$—	$58,801	$—	$58,801
Assets – Interest rate swap contract	$—	$932	$—	$932	$—	$620	$—	$620
Liabilities—Convertible notes	$—	$472,770	$—	$472,770	$—	$505,974	$—	$505,974
Liabilities—Contingent consideration	$—	$—	$19,086	$19,086	$—	$—	$15,845	$15,845

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the three months ended September 30, 2024 and 2025 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2025 and September 30, 2025, we held foreign currency forward contracts with notional amounts totaling $99.9 million and $113.4 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2025 and September 30, 2025 were not significant.

Our interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”)-based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in our consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment of the interest rate swap hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective.

As of June 30, 2025 and September 30, 2025, the notional amount of the derivative instruments designated as an interest rate swap hedge was $175 million. The fair value of the interest rate swap agreement as of June 30, 2025 and September 30, 2025 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended September 30,
	2024	2025
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(7,359)	$(7,398)
Loss recognized in other comprehensive income (loss), net of tax	(3,220)	(239)
Benefit reclassified from accumulated other comprehensive loss to interest expense, net	900	463

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the first quarter of fiscal year 2026.

Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid to or received from federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the potential impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements which is effective beginning with our Form 10-K for fiscal year 2026.

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

In September 2025, the FASB issued Accounting Standards Update 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our accounting for internal-use software and related disclosure requirements.

2. Business Combinations

Under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the acquisition method of accounting requires us to record assets acquired less liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based on assumptions which are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period for fair value, which is up to one year from the acquisition date, as additional information that existed at the acquisition date becomes available, we may record adjustments to the preliminary assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are included in earnings.

Fiscal Year 2025 Business Acquisitions

In September 2024, we (through our Security division) acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions to expand our customer base and offer additional products and services for existing customers, for approximately $76.0 million, plus up to $24.0 million in potential contingent consideration. We paid $75.5 million in cash at the closing of the transaction and recorded a holdback liability of $0.5 million which is expected to be released in 2030. The cash paid for this acquisition was financed with borrowings from our credit facility. The acquisition date fair value of the contingent consideration was $9.7 million, which, when combined with the amount of cash paid at close and the holdback amount, resulted in total purchase consideration of $85.7 million being allocated to the preliminary fair value of assets acquired and liabilities assumed. The acquisition date fair value of total assets acquired, including measurement period adjustments, was $113.9 million which comprised accounts receivable of $26.1 million, inventory and other current assets of $2.7 million, property and equipment of $7.0 million, goodwill of $30.7 million, other intangible assets of $47.3 million and other noncurrent assets of $0.1 million. Goodwill includes the value of the assembled workforce, new customers and other future economic benefits which do not qualify for separate recognition. The goodwill recognized for this business acquisition is not deductible for income tax purposes. Other intangible assets include amortizable intangible assets of $36.7 million with amortization periods of 7 to 10 years and an indefinite-lived intangible asset of $8.1 million. The acquisition date fair value of total liabilities assumed, including measurement period adjustments, was $28.2 million, which includes a deferred tax liability of $7.3 million that was recognized primarily due to the acquisition of other intangible assets. During the three months ended September 30, 2025, we recorded measurement period adjustments which decreased goodwill by $1.4 million due to a decrease in deferred income taxes of $1.8 million and an increase in intangible assets of $0.1 million, which were partially offset by a decrease in accounts receivable of $0.5 million. The measurement period adjustments did not have a significant impact on the consolidated statement of operations.

In April 2025, we (through our Security Division) acquired a privately held provider of engineering and structural component services for approximately $1.3 million, plus up to $0.9 million in potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this business acquisition is not deductible for income tax purposes.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
Accounts receivable, net	2025	2025
Accounts receivable	$855,494	$847,205
Less allowance for doubtful accounts	(17,751)	(18,974)
Total	$837,743	$828,231

	June 30,	September 30,
Inventories	2025	2025
Raw materials	$245,993	$259,779
Work-in-process	72,124	95,346
Finished goods	89,057	98,909
Total	$407,174	$454,034

	June 30,	September 30,
Property and equipment, net	2025	2025
Land	$16,087	$16,075
Buildings, civil works and improvements	55,559	57,290
Leasehold improvements	14,636	14,433
Equipment, tooling, furniture and fixtures	158,411	156,284
Computer equipment	24,092	25,385
Computer software	30,954	31,077
Computer software implementation in process	4,472	4,707
Construction in process	7,370	7,765
Total	311,581	313,016
Less accumulated depreciation and amortization	(184,834)	(184,758)
Property and equipment, net	$126,747	$128,258

Depreciation and amortization expense for property and equipment was $6.7 million and $5.4 million, respectively, for the three months ended September 30, 2024 and 2025.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the three-month period ended September 30, 2025 were as follows (in thousands):

		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2025	$266,365	$72,323	$48,705	$387,393
Goodwill adjustments during the period (see Note 2)	(1,306)	—	—	(1,306)
Foreign currency translation adjustment	34	(621)	(65)	(652)
Balance as of September 30, 2025	$265,093	71,702	48,640	385,435

Intangible assets consisted of the following (in thousands):

	June 30, 2025			September 30, 2025
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$91,386	$(8,941)	$82,445	$95,553	$(9,594)	$85,959
Patents	9,617	(4,353)	5,264	9,576	(4,321)	5,255
Developed technology	99,937	(55,865)	44,072	100,013	(58,586)	41,427
Customer relationships	20,991	(9,380)	11,611	18,403	(8,044)	10,359
Total amortizable assets	221,931	(78,539)	143,392	223,545	(80,545)	143,000
Non-amortizable assets:
Trademarks	39,898	—	39,898	39,894	—	39,894
Total intangible assets	$261,829	$(78,539)	$183,290	$263,439	$(80,545)	$182,894

Amortization expense related to intangible assets was $4.8 million and $4.9 million for the three months ended September 30, 2024 and 2025, respectively.

At September 30, 2025, the estimated future amortization expense for amortizable intangible assets was as follows (in thousands):

Fiscal Year

2026 (remaining 9 months)	$13,103
2027	14,817
2028	14,586
2029	14,318
2030	13,092
Thereafter	73,084
Total	$143,000

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For each of the three month periods ended September 30, 2024 and 2025, we capitalized software development costs of $4.2 million.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2025 and September 30, 2025, including the change between such dates. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	September 30,
	2025	2025	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$242,742	$183,408	$(59,334)	(24)%

Contract Liabilities (in thousands)

	June 30,	September 30,
	2025	2025	Change	% Change
Advances from customers	$68,184	$79,287	$11,103	16%
Deferred revenue—current	77,788	75,165	(2,623)	(3)%
Deferred revenue—long-term	18,856	18,619	(237)	(1)%

Contract Assets. Contract assets decreased by approximately $59.3 million primarily due to achievement of certain milestones in our Security division giving us the right to invoice customers.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 30, 2025, the portion of the transaction price allocated to remaining performance obligations was approximately $875.6 million. We expect to recognize revenue on approximately 55% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the three months ended September 30, 2025, we recognized revenue of $36.7 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2024	2025
Operating lease cost	$2,813	$3,457
Variable lease cost	194	286
Short-term lease cost	497	269
	$3,504	$4,012

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2025	September 30, 2025
Operating lease right of use (“ROU”) assets, net	Other assets	$32,040	$30,289

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$11,712	$11,750
Operating lease liabilities, long-term	Other long-term liabilities	20,977	19,161
Total operating lease liabilities		$32,689	$30,911

Weighted average remaining lease term			3.3 years
Weighted average discount rate			5.2%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2024	2025
Cash paid for operating lease liabilities	$2,895	$3,318
ROU assets obtained in exchange for new lease obligations	252	308

Maturities of operating lease liabilities at September 30, 2025 were as follows (in thousands):

September 30, 2025
Less than one year	$12,981
1 – 2 years	10,552
2 – 3 years	4,513
3 – 4 years	2,663
4 – 5 years	1,092
Thereafter	1,452
33,253
Less: imputed interest	(2,342)
Total lease liabilities	$30,911

7. Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers and to effectively integrate acquisitions and thereby improve our operational efficiency.

During the three months ended September 30, 2025, we recognized $2.7 million in restructuring and other charges, which included $2.4 million primarily for non-recurring charges in the Security and Healthcare divisions and $0.3 million for employee terminations.

During the three months ended September 30, 2024, we recognized $1.2 million in restructuring and other charges, which included $0.6 million in employee terminations, $0.2 million for facility closure costs for operational efficiency activities, and $0.4 million in acquisition related costs.

The following tables summarize restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended September 30, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$350	$—	$—	$—	$350
Employee termination costs	123	304	152	—	579
Facility closures/consolidation	6	243	—	—	249
Total	$479	$547	$152	$—	$1,178

	Three Months Ended September 30, 2025
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$22	$—	$—	$—	$22
Employee termination costs	163	27	110	—	300
Other	2,173	—	221	14	2,408
Total	$2,358	$27	$331	$14	$2,730

The accrued liability for restructuring and other charges is included in Other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the three-month period ended September 30, 2025 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	and Other
	Costs	Costs	Cost	Costs	Total
Balance as of June 30, 2025	$—	$445	$623	$1,717	$2,785
Restructuring and other charges	21	300	—	2,409	2,730
Payments, adjustments and reimbursements, net	(21)	(496)	(493)	(65)	(1,075)
Balance as of September 30, 2025	$—	$249	$130	$4,061	$4,440

8. Borrowings

Revolving Credit Facility

In July 2025 we amended and extended our revolving credit facility, now maturing in July 2030, to increase the limit from $600 million to $725 million and replaced the $128.1 million term loan with a $100.0 million term loan which were accounted for as a debt modification. The sub-limit for letters of credit was increased from $300 million to $350 million, which includes up to $300 million for borrowings in certain foreign currencies. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by an amount equal to the greater of $300 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Other enhancements include the permitted securitization of certain qualifying assets of up to $100 million.

Borrowings under the facility bore interest at SOFR plus a margin of 1.25% as of September 30, 2025 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of September 30, 2025 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of September 30, 2025, there were $252.1 million of borrowings outstanding under the revolving credit facility, $95.4 million outstanding under the letters of credit sub-facility, and $98.8 million outstanding under the term loan. As of September 30, 2025, the amount available to borrow under the revolving credit facility was $377.5 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of September 30, 2025, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap agreement in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for further information relating to the interest rate swap agreement.

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

The 2029 Notes are unsecured obligations which bear regular interest at 2.25% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2025. The 2029 Notes will mature on August 1, 2029, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2029 Notes are convertible into a combination of cash and shares of our common stock, at an initial conversion rate of 5.2090 shares of common stock per $1,000 principal amount of 2029 Notes, which is equivalent to an initial conversion price of approximately $191.98 per share of our common stock. The default settlement method is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of notes. The conversion rate is subject to customary adjustments for certain dilutive events. We may redeem for cash all or any portion of the 2029 Notes, at our option, on or after August 6, 2027 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders of the 2029 Notes may require us to repurchase the 2029 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.

Holders of the 2029 Notes may, at their option, convert all or a portion of their 2029 Notes prior to May 1, 2029, in multiples of $1,000 principal amounts, only (i) during any calendar quarter if our common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter, (ii) during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day, (iii) upon the occurrence of specified corporate events or certain distributions on our common stock; or (iv) if we call any or all of the 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2029 Notes called for redemption.

On or after May 1, 2029, the 2029 Notes are convertible by the holders thereof at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2029 Notes who convert the 2029 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2029 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate.

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of September 30, 2025 (in thousands):

September 30,
2025
Principal amount	$350,000
Unamortized debt discount and issuance costs	(7,318)
Net carrying amount	$342,682

Fair value (Level 2)	$505,974

The 2029 Notes were not eligible for conversion as of September 30, 2025. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of September 30, 2025 we were in compliance with applicable covenants under the indenture governing the 2029 Notes.

For the three months ended September 30, 2025, total interest expense for the 2029 Notes was $2.4 million (comprised of $2.0 million of contractual interest expense and $0.4 million of amortization of debt discount and issuance costs) compared with total interest expense for the 2029 Notes of $1.9 million (comprised of $1.6 million of contractual interest expense and $0.3 million of amortization of debt discount and issuance costs) for the three months ended September 30 2024. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of September 30, 2025, $59.9 million was outstanding under these letter-of-credit facilities. As of September 30, 2025, the total amount available under these credit facilities was $35.6 million.

Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2025	2025
Term loan	$128,125	$98,750
2029 Notes, net	342,231	342,682
Other long-term debt	1,278	791
	471,634	442,223
Less current portion of long-term debt	(8,130)	(5,379)
Long-term portion of debt	$463,504	$436,844

Future principal payments of long-term debt by fiscal year as of September 30, 2025 are as follows (in thousands):

2026 (9 months remaining)	$4,129
2027	5,263
2028	5,120
2029	5,021
2030	347,690
2031 and thereafter	75,000
Total	$442,223

9. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2025, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2024	2025
Cost of goods sold	$244	$285
Selling, general and administrative	6,024	5,753
Research and development	154	161
Stock-based compensation expense	$6,422	$6,199

As of September 30, 2025, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $0.9 million for stock options and $19.9 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 1.8 years with respect to the stock options and 2.2 years with respect to the RSUs.

The following summarizes stock option activity during the three months ended September 30, 2025:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2025	60,253	$121.41
Granted	—	—
Exercised	(2,215)	98.27
Expired or forfeited	—	—
Outstanding at September 30, 2025	58,038	$122.29	7.7 years	$7,368
Exercisable at September 30, 2025	20,387	$95.92	6.5 years	$3,126

The following summarizes RSU award activity during the three months ended September 30, 2025:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2025	355,396	$116.34
Granted	213,773	223.88
Vested	(313,580)	165.91
Forfeited	(1,507)	110.42
Nonvested at September 30, 2025	254,082	$145.67

As of September 30, 2025, there were approximately 1.6 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 54,563 and 48,185 performance-based RSUs during the three months ended September 30, 2024 and 2025, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Stock Repurchase Program

In September 2022, our Board of Directors increased the stock repurchase authorization to a total of 2 million shares. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual numbers of shares to be purchased under this program will depend on a variety of factors, including stock price, general business and market conditions and other investment opportunities. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them in our consolidated financial statements as a reduction in the number of shares of common stock issued and outstanding, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital were to be reduced to zero, we would record the remainder of the excess purchase price over par value as a reduction of retained earnings.

During the three months ended September 30, 2025, we did not repurchase any shares of common stock. As of September 30, 2025, there were 1,190,556 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations, the remaining maximum amount of such potential future payments is $42.8 million as of September 30, 2025.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2025 to September 30, 2025 of the contingent consideration liability, which is included in Other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2025	$19,086
Foreign currency translation adjustment	(42)
Changes in fair value for contingent earnout obligations	(2,713)
Payments on contingent earnout obligations	(486)
Ending fair value, September 30, 2025	$15,845

Guarantees

We are periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and ten years. The bonds are provided by various bonding agencies. However, we are ultimately liable for claims that may occur against them. As of June 30, 2025 and September 30, 2025, we had a maximum financial exposure related to performance bonds of approximately $104 million and $105 million, respectively. As described in Note 8, we and several of our foreign subsidiaries have issued letters of credit under the revolving credit facility and international bank facilities. These letters of credit are issued to protect various customers, suppliers and government agencies under contractual arrangements and regulatory requirements. We have no history of significant claims and there are no pending matters that would require us to perform under any of these arrangements, and we believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the consolidated financial statements. Accordingly, no liability for any of these arrangements has been recorded as of June 30, 2025 and September 30, 2025.

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

Indemnifications

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to, among other factors, the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2025.

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

The following table presents changes in warranty provisions (in thousands):

	Three Months Ended September 30,
	2024	2025
Balance at beginning of period	$11,089	$11,612
Additions	988	450
Reductions for warranty repair costs and adjustments	(719)	(1,498)
Balance at end of period	$11,358	$10,564

Legal Proceedings

We are involved in potential or actual claims, litigation and other legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to any non-ordinary course matters because we believe that, although unfavorable outcomes in the proceedings are possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our Company, the impact on our business, financial condition, results of operations and cash flows could be material.

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

The effective tax rates for the three months ended September 30, 2024 and 2025 were 21.9% and 19.9%, respectively. During the three months ended September 30, 2024 and 2025, we recognized a net discrete tax benefit of $0.5 million and $0.9 million, respectively, related to equity-based compensation under ASU 2016-09 and changes in prior-year estimates and uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Key income-tax related provisions of the OBBBA relevant to our Company include the removal of mandatory capitalization of domestic research and development expenditures, permanent extension of bonus depreciation and revisions to international tax regimes. We are evaluating the financial impact of OBBBA, which is in effect for the current fiscal year ending June 30, 2026. The legislation will affect the timing and recognition of certain deductions, which, if implemented, could impact our effective tax rate and deferred tax balances in future periods.

12. Segment Information

We operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division) and (c) medical monitoring systems (Healthcare division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses, whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Basis of Presentation. We disclose segment income (loss) from operations as our measure of segment profit/loss, reconciled to consolidated income (loss) from operations. The measure of segment income (loss) from operations excludes restructuring and other charges presented below which are presented to reconcile to consolidated income from operations. Business segment disclosures consider information used by/provided to our chief operating decision maker (“CODM”). Our Chief Executive Officer serves as the CODM. The CODM uses segment income (loss) from operations, as well as the expenses within each segment including cost of sales, selling, general and administrative expenses and research and development expenses, to allocate resources to segments in the budgeting and forecasting process along with periodic ongoing reviews of results and overall activity in the markets where each segment operates.

The following tables present our results of operations and identifiable assets by our three industry segments, along with amounts for Corporate/Eliminations, which are reconciled to consolidated amounts (in thousands):

	Three Months Ended September 30, 2024
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (1):
External customer revenue	$224,314	$82,591	$37,102	$—	$344,007
Revenue between segments	—	15,204	—	(15,204)	—
Total revenues	224,314	97,795	37,102	(15,204)	344,007
Cost of goods sold	142,300	76,739	18,243	(14,777)	222,505
Selling, general and administrative expenses	40,414	8,606	13,693	9,510	72,223
Research and development expenses	12,265	1,294	4,214	—	17,773
Segment income (loss) from operations	29,335	11,156	952	(9,937)	31,506
Restructuring and other charges	479	547	152	—	1,178
Income (loss) from operations	$28,856	$10,609	$800	$(9,937)	$30,328
Capital expenditures	$5,470	$1,056	$383	$796	$7,705
Depreciation and amortization	$7,835	$1,945	$1,270	$400	$11,450

	Three Months Ended September 30, 2025
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (1):
External customer revenue	$254,248	$89,632	$40,743	$—	$384,623
Revenue between segments	—	19,829	—	(19,829)	—
Total revenues	254,248	109,461	40,743	(19,829)	384,623
Cost of goods sold	173,345	86,514	20,143	(18,564)	261,438
Selling, general and administrative expenses	36,109	8,957	13,060	8,829	66,955
Research and development expenses	13,828	1,237	5,362	—	20,427
Segment income (loss) from operations	30,966	12,753	2,178	(10,094)	35,803
Restructuring and other charges	2,357	27	332	14	2,730
Income (loss) from operations	$28,609	$12,726	$1,846	$(10,108)	$33,073
Capital expenditures	$3,562	$1,595	$1,207	$664	$7,028
Depreciation and amortization	$6,927	$1,681	$1,167	$485	$10,260
(1)

For the three months ended September 30, 2024, one Security division customer accounted for 14% of consolidated net revenues. For the three months ended September 30, 2025, no customer accounted for 10% or more of the Company’s consolidated net revenues.

	June 30,	September 30,
	2025	2025
Assets (1) —by Segment:
Security division	$1,608,985	$1,637,446
Optoelectronics and Manufacturing division	300,405	290,831
Healthcare division	270,428	270,883
Corporate/Eliminations (2)	61,439	99,996
Total	$2,241,257	$2,299,156
(1)As of June 30, 2025 and September 30, 2025, one customer in the Security division accounted for 42% and 44% of accounts receivable, net, respectively.
(2)Eliminations in assets reflect the amount of inter-segment profits in inventory and inter-segment ROU assets under ASC 842 as of the balance sheet date. Such inter-segment profit will be realized when inventory is shipped to the external customers of the Security and Healthcare divisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with our wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2025 and results of operations for the three months ended September 30, 2025 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; government shutdown; delays in revenue recognition related to the timing of customer acceptance; the impact of potential information technology, cybersecurity or data security breaches; changes in domestic and foreign government spending, budgetary, procurement, and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict or conflicts in the Middle East, including the potential for broad economic disruption; global economic uncertainty, including the impact of tariffs; material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; unfavorable interest rate fluctuations; effect of changes in tax legislation, guidance and interpretations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those factors described in our other SEC filings. All forward-looking statements contained in this report are qualified in their entirety by this section. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. Revenues from our Security division accounted for 65% and 66% of our total consolidated revenues for the three months ended September 30, 2024 and 2025, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers and to our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 24% and 23% of our total consolidated revenues for the three months ended September 30, 2024 and 2025, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 11% of our total consolidated revenues for each of the three months ended September 30, 2024 and 2025.

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

Global Trade. The current domestic and international political environment, including in relation to recent and further potential changes by the U.S. and other countries in policies on global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy and global trade. This uncertainty is exacerbated by sanctions imposed by the U.S. government against certain businesses and individuals in select other countries. Tariffs and trade restrictions and retaliatory measures by such other countries could result in revenue reductions for the Company or cost increases on material used in our products. We are taking measures to contain costs to reduce the impact of tariffs and to date, such measures have helped reduce our exposure to these conditions. Continued or increased uncertainty regarding global trade due to these or other factors may require us to modify our current business practices and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

U.S. Federal Government Shutdown. In October 2025, the U.S. federal government entered a partial shutdown due to a lapse in appropriations. As of the date of this filing, the shutdown remains ongoing and has resulted in the suspension or delay of certain government operations and services, including those of certain federal agencies with which we interact. A prolonged shutdown could delay the issuance of government contracts or the processing of existing contracts, particularly in our Security division, issuances of export licenses, shipments, deliveries and payments of invoices. We are actively monitoring the situation and assessing potential impacts on our operations, financial condition, and results of operations. At this time, we are unable to predict the duration of the shutdown or its full impact on our business.

Russia-Ukraine and Israel-Hamas Conflicts. The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict as well as the Israel-Hamas conflict have increased global economic and political uncertainty. This has the potential to indirectly disrupt our supply chain and access to certain resources. While we have not experienced material adverse impacts to date resulting from these conflicts, we have certain research and development activities within Ukraine for our Healthcare division which have been somewhat impacted. The conflicts also have increased the threat of malicious cyber-activity from other countries and other actors.

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 0.4% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the weakening of the U.S. dollar against other foreign currencies in 2025. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the fiscal year, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the fiscal year.

Results of Operations for the Three Months Ended September 30, 2024 (Q1 Fiscal 2025) Compared to the Three Months Ended September 30, 2025 (Q1 Fiscal 2026) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Security	$224.3	65.2%	$254.3	66.1%	$30.0	13.4%
Optoelectronics and Manufacturing	82.6	24.0	89.6	23.3	7.0	8.5
Healthcare	37.1	10.8	40.7	10.6	3.6	9.7
Total net revenues	$344.0	100.0%	$384.6	100.0%	$40.6	11.8%

Revenues for the Security division during Q1 fiscal 2026 increased year-over-year due to increases in product and service revenues of approximately $9.6 million and $20.4 million, respectively. The increase in product revenues was primarily driven by the acquired business further described in Note 2 to the condensed consolidated financial statements. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during Q1 fiscal 2026 increased year-over-year as a result of an increase in revenues in our contract manufacturing business.

Revenues for the Healthcare division during Q1 fiscal 2026 increased year-over-year primarily due to an increase in patient monitoring and cardiology product sales.

Gross Profit

	Q1	% of	Q1	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Gross profit	$121.5	35.3%	$123.2	32.0%

Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, and logistics. Gross profit increased approximately $1.7 million in Q1 fiscal 2026 as compared to the prior year driven by the increase in sales. Gross profit as a percentage of net revenues decreased primarily due to the product revenue mix in our Security division partially offset by an increase in service revenues which typically carry a higher gross margin than product sales.

Operating Expenses

	Q1	% of	Q1	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Selling, general and administrative	$72.2	21.0%	$67.0	17.4%	$(5.2)	(7.2)%
Research and development	17.8	5.2	20.4	5.3	2.6	14.6
Restructuring and other charges	1.2	0.3	2.7	0.7	1.5	125.0
Total operating expenses	$91.2	26.5%	$90.1	23.4%	$(1.1)	(1.2)%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, and depreciation and amortization expense. SG&A expense for Q1 fiscal 2026 was $5.2 million lower than in the same prior-year period primarily due to favorable foreign currency exchange rates offset by an increase in employee compensation and provision for losses on accounts receivable.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expenses increased $2.6 million in Q1 fiscal 2026 as compared to Q1 fiscal 2025 driven by increased compensation costs to support new product development initiatives primarily in our Security and Healthcare divisions.

Restructuring and other charges. Restructuring and other charges generally consist of costs relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During Q1 fiscal 2026, we recognized $2.7 million in restructuring and other charges, which included $2.4 million primarily for other non-recurring charges in the Security and Healthcare divisions and $0.3 million for employee terminations. During Q1 fiscal 2025, we recognized $1.2 million in restructuring and other charges, which included $0.6 million in employee terminations, $0.2 million for facility closure costs for operational efficiency activities, and $0.4 million in acquisition related costs.

Interest and Other Expense, Net

	Q1	% of	Q1	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Interest and other expense, net	$7.4	2.2%	$7.4	1.9%

Interest and other expense, net. Interest and other expense, net was $7.4 million for each of Q1 fiscal 2026 and 2025. While we generated interest expense savings from lower average levels of borrowings and lower average interest rates in Q1 fiscal 2026 compared to the same prior year period, these savings were offset by a lower benefit from the interest rate swap in Q1 fiscal 2026 compared to the same prior year period.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q1 fiscal 2026 and 2025, we recognized a provision for income taxes of $5.1 million and $5.0 million, respectively. The effective tax rates for Q1 fiscal 2026 and 2025 were 19.9% and 21.9%, respectively. During Q1 fiscal 2026 and 2025, we recognized a net discrete tax benefit of $0.9 million and $0.5 million, respectively, related to equity-based compensation under ASU 2016-09.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $124.4 million at September 30, 2025 compared to $106.4 million at June 30, 2025. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future beyond that. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

In July 2025 we amended and extended our revolving credit facility to mature in July 2030, to increase the limit from $600 million to $725 million and replaced the $128.1 million term loan with a $100.0 million term loan. The sub-limit for letters of credit was increased from $300 million to $350 million, which includes up to $300 million for borrowings in certain foreign currencies. As of September 30, 2025, there was $98.8 million outstanding under the term loan, $252.1 million outstanding under our revolving credit facility and $95.4 million of outstanding letters of credit. As of September 30, 2025, the total amount available under our revolving credit facility was $377.5 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by (Used in) Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. During Q1 fiscal 2026, we generated cash flow from operations of $17.1 million compared to cash used in operations of $37.2 million in the comparable prior-year period. The net change in cash flows from operating activities was due primarily to higher net income in Q1 fiscal 2026 compared to the same period last year, a net decrease in accounts receivable and net increases in accounts payable and advances from customers, partially offset by a net increase in inventories and other changes in net working capital.

Cash Used in Investing Activities. Net cash used in investing activities was $10.9 million for Q1 fiscal 2026 as compared to $87.5 million in the same prior-year period. The decrease in cash used in investing activities was primarily due to the acquisition of a business in Q1 fiscal 2025 compared to none in Q1 fiscal 2026. Capital expenditures in Q1 fiscal 2026 were $7.0 million compared to $7.7 million in the same prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $12.2 million during Q1 fiscal 2026, compared to $113.8 million during the same prior-year period. The decrease in cash flows from financing activities was primarily due to lower net proceeds from bank borrowings and long-term debt which included proceeds from issuance of the 2029 Notes in the prior year period. There were no repurchases of common shares during Q1 fiscal 2026 compared to repurchases of common shares for an aggregate of $80.4 million in the same prior period. Taxes paid related to net share settlement of equity awards was $34.4 million during Q1 fiscal 2026 compared to $21.3 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $124.4 million at September 30, 2025. Of this amount, approximately 64% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, United Kingdom, Singapore, and Canada and to a lesser extent Malaysia, Australia, and Indonesia among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares of common stock during the first quarter of fiscal year 2026.

Contractual Obligations

During the first quarter of fiscal year 2026, other than the reduction of our term loan in July 2025, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. See Note 1 for further discussion. There were no new pronouncements adopted in the first quarter of fiscal year 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes in our exposure to market risk during the three months ended September 30, 2025 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 25, 2025, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the first quarter of fiscal 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Ninth Amendment to Credit Agreement dated July 1, 2025 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1) Previously filed with our Current Report on Form 8-K filed on July 2, 2025.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 30th day of October 2025.

OSI SYSTEMS, INC.

By:	/s/ Ajay Mehra
Ajay Mehra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Cary Okawa
Cary Okawa
Chief Accounting Officer
(Principal Accounting Officer)