Form 10-Q
period 2025-12-31
OSI SYSTEMS INC
filed 2026-01-29
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 22, 2026, there were 16,472,549 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	December 31,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,405	$336,722
Accounts receivable, net	837,743	833,152
Inventories	407,174	452,613
Prepaid expenses and other current assets	71,539	64,358
Total current assets	1,422,861	1,686,845
Property and equipment, net	126,747	128,502
Goodwill	387,393	385,747
Intangible assets, net	183,290	183,394
Other assets	120,966	137,753
Total assets	$2,241,257	$2,522,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$178,000	$—
Current portion of long-term debt	8,130	5,052
Accounts payable	205,181	212,715
Accrued payroll and related expenses	49,535	44,020
Advances from customers	68,184	63,518
Deferred revenue	77,788	93,207
Other accrued expenses and current liabilities	110,120	116,850
Total current liabilities	696,938	535,362
Long-term debt, net	463,504	998,902
Deferred income taxes	3,334	1,332
Other long-term liabilities	126,397	141,155
Total liabilities	1,290,173	1,676,751
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,794,399 shares at June 30, 2025 and 16,451,106 shares at December 31, 2025	29,758	2,507
Retained earnings	942,254	861,971
Accumulated other comprehensive loss	(20,928)	(18,988)
Total stockholders’ equity	951,084	845,490
Total liabilities and stockholders’ equity	$2,241,257	$2,522,241

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Net revenues:
Products	$333,671	$350,762	$589,479	$626,572
Services	86,149	113,295	174,348	222,108
Total net revenues	419,820	464,057	763,827	848,680
Cost of goods sold:
Products	224,087	249,011	394,509	451,067
Services	48,582	63,417	100,665	122,799
Total cost of goods sold	272,669	312,428	495,174	573,866
Gross profit	147,151	151,629	268,653	274,814
Operating expenses:
Selling, general and administrative	70,722	70,201	142,945	137,156
Research and development	18,257	19,759	36,030	40,186
Impairment, restructuring and other charges	215	2,874	1,393	5,604
Total operating expenses	89,194	92,834	180,368	182,946
Income from operations	57,957	58,795	88,285	91,868
Interest and other expense, net	(8,619)	(10,713)	(15,978)	(18,111)
Income before income taxes	49,338	48,082	72,307	73,757
Provision for income taxes	(11,519)	(9,383)	(16,552)	(14,502)
Net income	$37,819	$38,699	$55,755	$59,255
Earnings per share:
Basic	$2.26	$2.31	$3.33	$3.52
Diluted	$2.22	$2.22	$3.27	$3.39
Shares used in per share calculation:
Basic	16,724	16,740	16,733	16,818
Diluted	17,040	17,469	17,048	17,472

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Net income	$37,819	$38,699	$55,755	$59,255
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(9,463)	2,383	(8,282)	2,222
Net unrealized gain (loss) on derivatives, net of tax	1,683	(215)	(1,537)	(454)
Other, net of tax	380	86	380	172
Other comprehensive income (loss)	(7,400)	2,254	(9,439)	1,940
Comprehensive income	$30,419	$40,953	$46,316	$61,195

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended December 31, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2024	16,710,749	$17	$810,553	$(24,075)	$786,495
Exercise of stock options	18,253	1,732	—	—	1,732
Vesting of RSUs	24,988	—	—	—	—
Stock-based compensation expense	—	8,509	—	—	8,509
Taxes paid related to net share settlement of equity awards	(8,185)	(1,325)	—	—	(1,325)
Net income	—	—	37,819	—	37,819
Other comprehensive loss	—	—	—	(7,400)	(7,400)
Balance—December 31, 2024	16,745,805	$8,933	$848,372	$(31,475)	$825,830

	Three Months Ended December 31, 2025
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—September 30, 2025	16,977,595	$4,390	$962,810	$(21,242)	$945,958
Exercise of stock options	3,710	393	—	—	393
Vesting of RSUs	24,277	—	—	—	—
Stock-based compensation expense	—	7,050	—	—	7,050
Repurchase of common stock	(546,945)	(7,492)	(139,538)	—	(147,030)
Taxes paid related to net share settlement of equity awards	(6,881)	(1,834)	—	—	(1,834)
Net income	—	—	38,699	—	38,699
Other comprehensive income	—	—	—	2,254	2,254
Balance—December 31, 2025	16,451,756	$2,507	$861,971	$(18,988)	$845,490

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Six Months Ended December 31, 2024
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483
Exercise of stock options	19,210	1,802	—	—	1,802
Vesting of RSUs	322,406	—	—	—	—
Shares issued under employee stock purchase plan	31,143	2,329	—	—	2,329
Stock-based compensation expense	—	14,931	—	—	14,931
Repurchase of common stock	(531,314)	(28,919)	(51,524)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(151,137)	(5,499)	(17,089)	—	(22,588)
Net income	—	—	55,755	—	55,755
Other comprehensive loss	—	—	—	(9,439)	(9,439)
Balance—December 31, 2024	16,745,805	$8,933	$848,372	$(31,475)	$825,830

	Six Months Ended December 31, 2025
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2025	16,794,399	$29,758	$942,254	$(20,928)	$951,084
Exercise of stock options	5,925	610	—	—	610
Vesting of RSUs	337,857	—	—	—	—
Shares issued under employee stock purchase plan	20,219	2,634	—	—	2,634
Stock-based compensation expense	—	13,250	—	—	13,250
Repurchase of common stock	(546,945)	(7,492)	(139,538)	—	(147,030)
Taxes paid related to net share settlement of equity awards	(159,699)	(36,253)	—	—	(36,253)
Net income	—	—	59,255	—	59,255
Other comprehensive income	—	—	—	1,940	1,940
Balance—December 31, 2025	16,451,756	$2,507	$861,971	$(18,988)	$845,490

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended December 31,
	2024	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,755	$59,255
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	22,097	19,866
Stock-based compensation expense	14,931	13,250
Provision for (recovery of) losses on accounts receivable	(395)	1,204
Deferred income taxes	(372)	18
Amortization of debt discount and issuance costs	800	1,163
Other	119	765
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(64,244)	20,366
Inventories	(44,173)	(46,095)
Prepaid expenses and other assets	(24,652)	869
Accounts payable	(12,261)	7,686
Accrued payroll and related expenses	(9,230)	(2,382)
Advances from customers	23,393	(4,676)
Deferred revenue	17,400	15,563
Other	36,220	(7,515)
Net cash provided by operating activities	15,388	79,337
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(13,195)	(13,713)
Proceeds from sale of property and equipment	114	1,652
Proceeds from maturities of certificates of deposit	110	—
Acquisition of business, net of cash acquired	(75,500)	(92)
Payments for intangible and other assets	(9,088)	(9,281)
Net cash used in investing activities	(97,559)	(21,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on bank lines of credit	(148,000)	(178,000)
Proceeds from long-term debt	340,543	662,957
Payments on long-term debt	(4,130)	(131,800)
Proceeds from exercise of stock options and employee stock purchase plan	4,131	3,244
Payment of contingent consideration	(331)	(486)
Repurchase of common stock	(80,443)	(147,030)
Taxes paid related to net share settlement of equity awards	(22,588)	(36,253)
Net cash provided by financing activities	89,182	172,632
Effect of exchange rate changes on cash	(731)	(218)
Net increase in cash and cash equivalents	6,280	230,317
Cash and cash equivalents—beginning of period	95,353	106,405
Cash and cash equivalents—end of period	$101,633	$336,722
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$11,621	$12,649
Income taxes	$18,106	$32,385

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the operating results to be expected for the full 2026 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) and the 0.50% convertible senior notes due 2031 (the “2031 Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 for the 2029 Notes and $353.82 for the 2031 Notes because the principal amounts of the respective convertible senior notes will be settled in cash upon conversion. There was a dilutive effect of the 2029 Notes as set forth in the table below for the three and six months ended December 31, 2025. There was no dilutive impact of the 2031 Notes.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Net income available to common stockholders	$37,819	$38,699	$55,755	$59,255
Weighted average shares outstanding—basic	16,724	16,740	16,733	16,818
Dilutive effect of equity awards	316	246	315	267
Dilutive effect of 2029 Notes	—	483	—	387
Weighted average shares outstanding—diluted	17,040	17,469	17,048	17,472
Basic earnings per share	$2.26	$2.31	$3.33	$3.52
Diluted earnings per share	$2.22	$2.22	$3.27	$3.39
Shares excluded from diluted earnings per share due to their anti-dilutive effect	9	7	5	3

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $336.7 million at December 31, 2025. Of this amount, approximately 32% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Singapore, Canada, and Mexico and to a lesser extent Malaysia, Albania, and Germany, among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions which we believe to be of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2025 or as of December 31, 2025.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2025				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$54,437	$—	$54,437	$—	$60,517	$—	$60,517
Assets – Interest rate swap contract	$—	$932	$—	$932	$—	$292	$—	$292
Liabilities—Convertible notes	$—	$472,770	$—	$472,770	$—	$1,104,564	$—	$1,104,564
Liabilities—Contingent consideration	$—	$—	$19,086	$19,086	$—	$—	$13,363	$13,363

Derivative Instruments and Hedging Activity

Our use of derivatives consists of foreign currency forward contracts and an interest rate swap agreement. Our foreign currency forward contracts are utilized to partially mitigate certain balance sheet exposures or used as a net investment hedge to protect against potential changes resulting from short-term foreign currency fluctuations. These foreign currency forward contracts have original maturities of up to three months. We also manage our risk to changes in interest rates using derivative instruments. We use fixed interest rate swaps to effectively convert a portion of the variable interest rate payments to fixed interest rate payments. We do not use hedging instruments for speculative purposes.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the three and six months ended December 31, 2024 and 2025 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2025 and December 31, 2025, we held foreign currency forward contracts with notional amounts totaling $99.9 million and $160.1 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2025 and December 31, 2025 were not significant.

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

As of June 30, 2025 and December 31, 2025, the notional amount of the derivative instruments designated as an interest rate swap hedge was $175 million. The fair value of the interest rate swap agreement as of June 30, 2025 and December 31, 2025 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(8,619)	$(10,713)	$(15,978)	$(18,111)
Gain (loss) recognized in other comprehensive income (loss), net of tax	$1,683	$(215)	$(1,537)	$(454)
Benefit reclassified from accumulated other comprehensive income (loss) to interest expense, net	$635	$322	$1,535	$786

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the second quarter of fiscal year 2026.

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

Fiscal Year 2025 Business Acquisitions

In September 2024, we (through our Security division) acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions to expand our customer base and offer additional products and services for existing customers, for approximately $76.0 million, plus up to $24.0 million in potential contingent consideration. We paid $75.5 million in cash at the closing of the transaction and recorded a holdback liability of $0.5 million which is scheduled to be paid in 2030. The cash paid for this acquisition was financed with borrowings from our credit facility. The acquisition date fair value of the contingent consideration was $9.7 million, which, when combined with the amount of cash paid at close and the holdback amount, resulted in total purchase consideration of $85.7 million being allocated to the preliminary fair value of assets acquired and liabilities assumed. The acquisition date fair value of total assets acquired, including measurement period adjustments, was $113.9 million which comprised accounts receivable of $26.1 million, inventory and other current assets of $2.7 million, property and equipment of $7.0 million, goodwill of $30.7 million, other intangible assets of $47.3 million and other noncurrent assets of $0.1 million. Goodwill includes the value of the assembled workforce, new customers and other future economic benefits which do not qualify for separate recognition. The goodwill recognized for this business acquisition is not deductible for income tax purposes. Other intangible assets include amortizable intangible assets of $36.7 million with amortization periods of 7 to 10 years and an indefinite-lived intangible asset of $8.1 million. The acquisition date fair value of total liabilities assumed, including measurement period adjustments, was $28.2 million, which includes a deferred tax liability of $7.3 million that was recognized primarily due to the acquisition of other intangible assets. During the three months ended September 30, 2025, we recorded measurement period adjustments which decreased goodwill by $1.4 million due to a decrease in deferred income taxes of $1.8 million and an increase in intangible assets of $0.1 million, which were partially offset by a decrease in accounts receivable of $0.5 million. The measurement period adjustments did not have a significant impact on the consolidated statement of operations. The measurement period ended in September 2025, accordingly no further purchase price adjustments have been recorded during the three months ended December 31, 2025.

In April 2025, we (through our Security Division) acquired a privately held provider of engineering and structural component services for approximately $1.3 million, plus up to $0.9 million in potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this business acquisition is not deductible for income tax purposes.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	December 31,
Accounts receivable, net	2025	2025
Accounts receivable	$855,494	$851,949
Less allowance for doubtful accounts	(17,751)	(18,797)
Total	$837,743	$833,152

	June 30,	December 31,
Inventories	2025	2025
Raw materials	$245,993	$267,849
Work-in-process	72,124	83,630
Finished goods	89,057	101,134
Total	$407,174	$452,613

	June 30,	December 31,
Property and equipment, net	2025	2025
Land	$16,087	$16,075
Buildings, civil works and improvements	55,559	56,543
Leasehold improvements	14,636	14,797
Equipment, tooling, furniture and fixtures	158,411	157,587
Computer equipment	24,092	26,090
Computer software	30,954	31,597
Computer software implementation in process	4,472	4,664
Construction in process	7,370	9,682
Total	311,581	317,035
Less accumulated depreciation and amortization	(184,834)	(188,533)
Property and equipment, net	$126,747	$128,502

Depreciation and amortization expense for property and equipment was $5.0 million and $5.2 million for the three months ended December 31, 2024 and 2025, respectively, and $11.7 million and $10.6 million for the six months ended December 31, 2024 and 2025, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the six-month period ended December 31, 2025 were as follows (in thousands):

		Optoelectronics
		And
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2025	$266,365	$72,323	$48,705	$387,393
Goodwill adjustments during the period (see Note 2)	(1,306)	—	—	(1,306)
Foreign currency translation adjustment	40	(328)	(52)	(340)
Balance as of December 31, 2025	$265,099	$71,995	$48,653	$385,747

Intangible assets consisted of the following (in thousands):

	June 30, 2025			December 31, 2025
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$91,386	$(8,941)	$82,445	$99,947	$(10,115)	$89,832
Patents	9,617	(4,353)	5,264	9,675	(4,435)	5,240
Developed technology	99,937	(55,865)	44,072	100,049	(61,345)	38,704
Customer relationships	20,991	(9,380)	11,611	18,410	(8,794)	9,616
Total amortizable assets	221,931	(78,539)	143,392	228,081	(84,689)	143,392
Non-amortizable assets:
Trademarks	39,898	—	39,898	40,002	—	40,002
Total intangible assets	$261,829	$(78,539)	$183,290	$268,083	$(84,689)	$183,394

Amortization expense related to intangible assets was $5.6 million and $4.4 million for the three months ended December 31, 2024 and 2025, respectively. Amortization expense related to intangible assets was $10.4 million and $9.2 million for the six month ended December 31, 2024 and 2025, respectively.

At December 31, 2025, the estimated future amortization expense for amortizable intangible assets was as follows (in thousands):

Fiscal Year

2026 (remaining 6 months)	$9,525
2027	15,343
2028	12,110
2029	9,683
2030	9,018
Thereafter	87,713
Total	$143,392

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For the three months ended December 31, 2024 and 2025, we capitalized software development costs of $4.6 million in each of the respective periods. For the six months ended December 31, 2024 and 2025, we capitalized software development costs in the amounts of $8.8 million and $8.9 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2025 and December 31, 2025, including the change between such dates. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	December 31,
	2025	2025	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$242,742	$194,730	$(48,012)	(20)%

Contract Liabilities (in thousands)

	June 30,	December 31,
	2025	2025	Change	% Change
Advances from customers	$68,184	$63,518	$(4,666)	(7)%
Deferred revenue—current	77,788	93,207	15,419	20%
Deferred revenue—long-term	18,856	21,216	2,360	13%

Contract Assets. Contract assets decreased $48.0 million primarily due to achievement of certain contractual milestones in our Security division giving us the right to invoice customers.

Contract Liabilities. Advances from customers decreased $4.7 million primarily due to application of certain amounts to customer invoices during the period. Total deferred revenue increased $17.8 million primarily due to service contracts which allow us to collect payment prior to performance of these obligations.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of December 31, 2025, the portion of the transaction price allocated to remaining performance obligations was approximately $625.3 million. We expect to recognize revenue on approximately 47% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the six months ended December 31, 2025, we recognized revenue of $56.9 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Operating lease cost	$2,805	$3,746	$5,618	$7,203
Variable lease cost	285	248	479	534
Short-term lease cost	434	272	931	541
	$3,524	$4,266	$7,028	$8,278

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2025	December 31, 2025
Operating lease right of use (“ROU”) assets, net	Other assets	$32,040	$42,054

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$11,712	$12,775
Operating lease liabilities, long-term	Other long-term liabilities	20,977	30,493
Total operating lease liabilities		$32,689	$43,268

Weighted average remaining lease term			5.5 years
Weighted average discount rate			5.7%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended December 31,
	2024	2025
Cash paid for operating lease liabilities	$6,059	$6,955
ROU assets obtained in exchange for new lease obligations	2,887	15,616

Maturities of operating lease liabilities at December 31, 2025 were as follows (in thousands):

December 31, 2025
Less than one year	$14,720
1 – 2 years	10,889
2 – 3 years	5,660
3 – 4 years	4,420
4 – 5 years	2,760
Thereafter	12,200
50,649
Less: imputed interest	(7,381)
Total lease liabilities	$43,268

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers and to effectively integrate acquisitions and thereby improve our operational efficiency.

During the three months ended December 31, 2025, we recognized $2.9 million in impairment, restructuring and other charges, which included $1.0 million for impairment of assets, $0.7 million for employee terminations and $1.2 million for non-recurring business unit modifications in our Healthcare division. During the six months ended December 31, 2025, we recognized $5.6 million in impairment, restructuring and other charges, which included $1.0 million for impairment of assets, $1.1 million for employee terminations, $1.3 million for non-recurring business unit modifications in our Healthcare division, and $2.2 million of non-recurring charges in our Security division.

During the three months ended December 31, 2024, we recognized $0.2 million in impairment, restructuring and other charges primarily for acquisition-related costs. During the six months ended December 31, 2024, we recognized $1.4 million in impairment, restructuring and other charges, which included $0.6 million in acquisition related costs, $0.2 million for facility closure costs for operational efficiency activities, and $0.6 million for employee terminations.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended December 31, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$19	$—	$—	$215	$234
Employee termination costs	(19)	14	—	—	(5)
Other	—	(14)	—	—	(14)
Total	$—	$—	$—	$215	$215

	Three Months Ended December 31, 2025
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$6	$—	$—	$—	$6
Employee termination costs	335	234	183	—	752
Impairment of assets	956	—	—	—	956
Other	—	—	1,174	(14)	1,160
Total	$1,297	$234	$1,357	$(14)	$2,874

	Six Months Ended December 31, 2024
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$369	$—	$—	$215	$584
Employee termination costs	104	319	152	—	575
Facility closures/consolidation	6	242	—	—	248
Other	—	(14)	—	—	(14)
Total	$479	$547	$152	$215	$1,393

	Six Months Ended December 31, 2025
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$27	$—	$—	$—	$27
Employee termination costs	498	261	293	—	1,052
Impairment of assets	956	—	—	—	956
Other	2,173	—	1,396	—	3,569
Total	$3,654	$261	$1,689	$—	$5,604

The accrued liability for impairment, restructuring and other charges is included in Other accrued expenses and current liabilities in our condensed consolidated balance sheets. The changes in the accrued liability for impairment, restructuring and other charges for the six-month period ended December 31, 2025 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	and Other
	Costs	Costs	Cost	Cost	Total
Balance as of June 30, 2025	$—	$445	$623	$1,717	$2,785
Restructuring and other charges, net	27	1,052	—	3,569	4,648
Payments and adjustments, net	(27)	(1,399)	(599)	(2,046)	(4,071)
Balance as of December 31, 2025	$—	$98	$24	$3,240	$3,362

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

Borrowings under the facility bore interest at SOFR plus a margin of 1.25% as of December 31, 2025 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of December 31, 2025 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of December 31, 2025, there were no borrowings outstanding under the revolving credit facility, $113.6 million outstanding under the letters of credit sub-facility, and $97.5 million outstanding under the term loan. As of December 31, 2025, the amount available to borrow under the revolving credit facility was $611.4 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of December 31, 2025, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap agreement in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for further information relating to the interest rate swap agreement.

2.25% Convertible Senior Notes Due 2029

In July 2024, we issued an aggregate of $350.0 million principal amount of 2.25% convertible senior notes due in August 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), at an issuance price equal to 97.5% of the principal amount. The 2029 Notes were issued pursuant to and are governed by an indenture dated July 19, 2024. The proceeds from the issuance of the 2029 Notes were $340.4 million, net of the issuance discount and debt issuance costs.

The 2029 Notes are unsecured obligations which bear regular interest at 2.25% per annum payable semiannually in arrears on February 1 and August 1 of each year. The 2029 Notes will mature on August 1, 2029, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2029 Notes are convertible into a combination of cash and shares of our common stock, at an initial conversion rate of 5.2090 shares of common stock per $1,000 principal amount of 2029 Notes, which is equivalent to an initial conversion price of approximately $191.98 per share of our common stock. The default settlement method is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of notes. The conversion rate is subject to customary adjustments for certain dilutive events. We may redeem for cash all or any portion of the 2029 Notes, at our option, on or after August 6, 2027 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders of the 2029 Notes may require us to repurchase the 2029 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.

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

On or after May 1, 2029, the 2029 Notes will be convertible by the holders thereof at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2029 Notes who convert the 2029 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2029 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate.

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of December 31, 2025 (in thousands):

December 31,
2025
Principal amount	$350,000
Unamortized debt discount and issuance costs	(6,865)
Net carrying amount	$343,135

Fair value (Level 2)	$528,500

As of December 31, 2025, one of the conditions allowing holders of the 2029 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable $191.98 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, December 31, 2025 (the last trading day of the quarter ended December 31, 2025), resulting in the right of the holders of the 2029 Notes to convert their 2029 Notes beginning January 2, 2026 through March 31, 2026 (the last trading day of the quarter ending March 31, 2026). Should the holders of the 2029 Notes elect to convert some or all of the 2029 Notes, we intend to draw on our revolving credit facility to settle the obligation. We have sufficient availability on our revolving credit facility to fully refinance the principal amount of the 2029 Notes for more than one year, accordingly, the net carrying amount of the 2029 Notes continues to be classified as a noncurrent liability on the condensed consolidated balance sheets. To the extent that conversion of the 2029 Notes cannot be refinanced with the revolving credit facility in the future, the portion that cannot be refinanced will be classified as current and recorded in current portion of long-term debt on the condensed consolidated balance sheets. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of December 31, 2025 we were in compliance with applicable financial covenants under the indenture governing the 2029 Notes.

For each of the three months ended December 31, 2025 and 2024, total interest expense for the 2029 Notes was $2.4 million (comprised of $2.0 million of contractual interest expense and $0.4 million of amortization of debt discount and issuance costs). For the six months ended December 31, 2025, total interest expense for the 2029 Notes was $4.8 million (comprised of $3.9 million of contractual interest expense and $0.9 million of amortization of debt discount and issuance costs) compared with total interest expense for the 2029 Notes of $4.3 million (comprised of $3.5 million of contractual interest expense and $0.8 million of amortization of debt discount and issuance costs) for the six months ended December 31 2024. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

0.50% Convertible Senior Notes Due 2031

In November 2025, we issued an aggregate of $575.0 million principal amount of 0.50% convertible senior notes due in February 2031 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act at an issuance price equal to 98% of the principal amount. The 2031 Notes were issued pursuant to and are governed by an indenture dated November 20, 2025. The proceeds from the issuance of the 2031 Notes were approximately $562.9 million, net of the issuance discount and debt issuance costs.

The 2031 Notes are unsecured obligations which bear regular interest at 0.50% per annum payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. The 2031 Notes will mature on February 1, 2031, unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The 2031 Notes are convertible into a combination of cash and shares of our common stock, at an initial conversion rate of 2.8263 shares of common stock per $1,000 principal amount of 2031 Notes, which is equivalent to an initial conversion price of approximately $353.82 per share of our common stock. The default settlement method is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of notes. The conversion rate is subject to customary adjustments for certain dilutive events. We may redeem for cash all or any portion of the 2031 Notes, at our option, on or after February 6, 2029 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest up to the day before the redemption date. The holders of the 2031 Notes may require us to repurchase the 2031 Notes upon the occurrence of certain fundamental change transactions at a redemption price equal to 100% of the principal amount of the 2031 Notes redeemed, plus accrued and unpaid interest up to the day before the redemption date.

Holders of the 2031 Notes may, at their option, convert all or a portion of their 2031 Notes prior to November 1, 2030, in multiples of $1,000 principal amounts, only (i) during any calendar quarter if our common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter, (ii) during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day, (iii) upon the occurrence of specified corporate events or certain distributions on our common stock; or (iv) if we call any or all of the 2031 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2031 Notes called for redemption.

On or after November 1, 2030, the 2031 Notes will be convertible by the holders thereof at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2031 Notes who convert the 2031 Notes in connection with a make-whole fundamental change, as defined in the indenture governing the 2031 Notes, or in connection with a redemption may be entitled to an increase in the conversion rate.

We accounted for the issuance of the 2031 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2031 Notes as of December 31, 2025 (in thousands):

December 31,
2025
Principal amount	$575,000
Unamortized debt discount and issuance costs	(11,841)
Net carrying amount	$563,159

Fair value (Level 2)	$576,064

The 2031 Notes were not eligible for conversion as of December 31, 2025. No sinking fund is provided for the 2031 Notes, which means that we are not required to redeem or retire them periodically. As of December 31, 2025 we were in compliance with applicable financial covenants under the indenture governing the 2031 Notes.

For the three and six months ended December 31, 2025, total interest expense for the 2031 Notes was $0.6 million (comprised of $0.3 million of contractual interest expense and $0.3 million of amortization of debt discount and issuance costs). The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2031 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of December 31, 2025, $62.8 million was outstanding under these letter-of-credit facilities. As of December 31, 2025, the total amount available under these credit facilities was $58.3 million.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2025	2025
Term loan	$128,125	$97,500
2029 Notes, net	342,231	343,135
2031 Notes, net	—	563,159
Other long-term debt	1,278	160
	471,634	1,003,954
Less current portion of long-term debt	(8,130)	(5,052)
Long-term portion of debt	$463,504	$998,902

Future principal payments of long-term debt by fiscal year as of December 31, 2025 are as follows (in thousands):

2026 (6 months remaining)	$2,555
2027	5,061
2028	5,022
2029	5,017
2030 and thereafter	986,299
Total	$1,003,954

9. Stockholders’ Equity

Stock-based Compensation

As of December 31, 2025, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Cost of goods sold	$226	$291	$470	$576
Selling, general and administrative	8,142	6,595	14,166	12,349
Research and development	141	164	295	325
Stock-based compensation expense	$8,509	$7,050	$14,931	$13,250

As of December 31, 2025, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $1.3 million for stock options and $19.1 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.3 years with respect to the stock options and 2.3 years with respect to the RSUs.

The following summarizes stock option activity during the six months ended December 31, 2025:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2025	60,253	$121.41
Granted	8,379	266.17
Exercised	(5,925)	102.80
Expired or forfeited	(618)	$152.22
Outstanding at December 31, 2025	62,089	$142.41	7.6 years	$7,087
Exercisable at December 31, 2025	36,226	$109.21	6.6 years	$5,283

The following summarizes RSU award activity during the six months ended December 31, 2025:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2025	355,396	$116.34
Granted	226,363	226.20
Vested	(337,857)	162.27
Forfeited	(2,091)	116.37
Nonvested at December 31, 2025	241,811	$155.00

As of December 31, 2025, there were approximately 1.6 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 80,682 and 48,392 performance-based RSUs during the six months ended December 31, 2024 and 2025, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the six months ended December 31, 2025, we repurchased 546,945 shares of common stock for an aggregate purchase price of $146.1 million in connection with the issuance of the 2031 Notes. As of December 31, 2025, there were 643,611 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations, the remaining maximum amount of such potential future payments is $37.9 million as of December 31, 2025.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2025 to December 31, 2025 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2025	$19,086
Foreign currency translation adjustment	(34)
Changes in fair value for contingent earnout obligations	(5,203)
Payments on contingent earnout obligations	(486)
Ending fair value, December 31, 2025	$13,363

Guarantees

We are periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and ten years. The bonds are provided by various bonding agencies. However, we are ultimately liable for claims that may occur against them. As of June 30, 2025 and December 31, 2025, we had a maximum financial exposure related to performance bonds of approximately $104 million and $107 million, respectively. As described in Note 8, we and several of our foreign subsidiaries have issued letters of credit under the revolving credit facility and international bank facilities. These letters of credit are issued to protect various customers, suppliers and government agencies under contractual arrangements and regulatory requirements. We have no history of significant claims and there are no pending matters that would require us to perform under any of these arrangements, and we believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the consolidated financial statements. Accordingly, no liability for any of these arrangements has been recorded as of June 30, 2025 and December 31, 2025.

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

Indemnifications

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to, among other factors, the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of December 31, 2025.

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

The following table presents changes in warranty provisions (in thousands):

	Six Months Ended December 31,
	2024	2025
Balance at beginning of period	$11,089	$11,612
Additions	2,553	1,696
Reductions for warranty repair costs and adjustments	(2,199)	(2,968)
Balance at end of period	$11,443	$10,340

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

The effective tax rates for the three months ended December 31, 2024 and 2025 were 23.3% and 19.5%, respectively. During the three months ended December 31, 2024, we recognized a net discrete tax benefit of $0.3 million, related to equity-based compensation under ASU 2016-09. During the three months ended December 31, 2025 we recognized a net discrete tax benefit of $0.9 million related to equity-based compensation under ASU 2016-09 and a benefit of $1.0 million for changes in prior years estimates. The effective tax rates for the six months ended December 31, 2024 and 2025 were 22.9% and 19.7%, respectively. During the six months ended December 31, 2024, we recognized a net discrete tax benefit of $0.8 million, related to equity-based compensation under ASU 2016-09. During the six months ended December 31, 2025 we recognized a net discrete tax benefit of $1.7 million, related to equity-based compensation under ASU 2016-09 and a benefit of $1.0 million for changes in prior-year tax estimates.

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

12. Segment Information

We operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division) and (c) medical monitoring systems (Healthcare division). We also have a corporate segment (Corporate) that includes executive compensation and certain other general and administrative expenses, expenses related to stock issuances and legal, audit and other professional service fees not allocated to industry segments. Both the Security and Healthcare divisions comprise primarily end-product businesses, whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Basis of Presentation. We disclose segment income (loss) from operations as our measure of segment profit/loss, reconciled to consolidated income (loss) from operations. The measure of segment income (loss) from operations excludes impairment, restructuring and other charges presented below which are presented to reconcile to consolidated income from operations. Business segment disclosures consider information used by/provided to our chief operating decision maker (“CODM”). Our Chief Executive Officer serves as the CODM. The CODM uses segment income (loss) from operations, as well as the expenses within each segment including cost of sales, selling, general and administrative expenses and research and development expenses, to allocate resources to segments in the budgeting and forecasting process along with periodic ongoing reviews of results and overall activity in the markets where each segment operates.

The following tables present our results of operations and identifiable assets by our three industry segments, along with amounts for Corporate/Eliminations, which are reconciled to consolidated amounts (in thousands):

	Three Months Ended December 31, 2024
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (1):
External customer revenue	$289,987	$84,979	$44,854	$—	$419,820
Revenue between segments	—	15,764	—	(15,764)	—
Total revenues	289,987	100,743	44,854	(15,764)	419,820
Cost of goods sold	184,853	79,256	23,895	(15,335)	272,669
Selling, general and administrative expenses	38,208	7,895	15,163	9,456	70,722
Research and development expenses	12,873	1,310	4,074	—	18,257
Segment income (loss) from operations	54,053	12,282	1,722	(9,885)	58,172
Impairment, restructuring and other charges	—	—	—	215	215
Income (loss) from operations	$54,053	$12,282	$1,722	$(10,100)	$57,957
Capital expenditures	$3,688	$1,009	$175	$618	$5,490
Depreciation and amortization	$6,904	$1,939	$1,406	$398	$10,647
(1)	For the three months ended December 31, 2024, one customer in the Security division accounted for 10% of the Company’s consolidated net revenues.

	Three Months Ended December 31, 2025
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (2):
External customer revenue	$334,705	$92,818	$36,534	$—	$464,057
Revenue between segments	—	19,734	—	(19,734)	—
Total revenues	334,705	112,552	36,534	(19,734)	464,057
Cost of goods sold	226,159	88,354	17,738	(19,823)	312,428
Selling, general and administrative expenses	38,058	8,755	13,783	9,605	70,201
Research and development expenses	13,730	1,276	4,753	—	19,759
Segment income (loss) from operations	56,758	14,167	260	(9,516)	61,669
Impairment, restructuring and other charges	1,297	234	1,357	(14)	2,874
Income (loss) from operations	$55,461	$13,933	$(1,097)	$(9,502)	$58,795
Capital expenditures	$4,189	$1,799	$329	$368	$6,685
Depreciation and amortization	$6,322	$1,720	$1,070	$494	$9,606
(2)	For the three months ended December 31, 2025, no customer accounted for 10% or more of the Company’s consolidated net revenues.

	Six Months Ended December 31, 2024
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (3):
External customer revenue	$514,301	$167,570	$81,956	$—	$763,827
Revenue between segments	—	30,968	—	(30,968)	—
Total revenues	514,301	198,538	81,956	(30,968)	763,827
Cost of goods sold	327,153	155,995	42,138	(30,112)	495,174
Selling, general and administrative expenses	78,622	16,501	28,856	18,966	142,945
Research and development expenses	25,138	2,604	8,288	—	36,030
Segment income (loss) from operations	83,388	23,438	2,674	(19,822)	89,678
Impairment, restructuring and other charges	479	547	152	215	1,393
Income (loss) from operations	$82,909	$22,891	$2,522	$(20,037)	$88,285
Capital expenditures	$9,158	$2,065	$558	$1,414	$13,195
Depreciation and amortization	$14,739	$3,884	$2,676	$798	$22,097
(3)	For the six months ended December 31, 2024, one customer in the Security division accounted for 12% of the Company’s consolidated net revenues.

	Six Months Ended December 31, 2025
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (4):
External customer revenue	$588,953	$182,450	$77,277	$—	$848,680
Revenue between segments	—	39,563	—	(39,563)	—
Total revenues	588,953	222,013	77,277	(39,563)	848,680
Cost of goods sold	399,504	174,868	37,881	(38,387)	573,866
Selling, general and administrative expenses	74,167	17,712	26,843	18,434	137,156
Research and development expenses	27,558	2,513	10,115	—	40,186
Segment income (loss) from operations	87,724	26,920	2,438	(19,610)	97,472
Impairment, restructuring and other charges	3,654	261	1,689	—	5,604
Income (loss) from operations	$84,070	$26,659	$749	$(19,610)	$91,868
Capital expenditures	$7,750	$3,394	$1,536	$1,033	$13,713
Depreciation and amortization	$13,250	$3,401	$2,236	$979	$19,866
(4)	For the six months ended December 31, 2025, no customer accounted for 10% or more of the Company’s consolidated net revenues.

	June 30,	December 31,
	2025	2025
Assets (1) —by Segment:
Security division	$1,608,985	$1,674,672
Optoelectronics and Manufacturing division	300,405	294,179
Healthcare division	270,428	272,241
Corporate/Eliminations (2)	61,439	281,149
Total	$2,241,257	$2,522,241
(1)As of June 30, 2025 and December 31, 2025 one customer in the Security division accounted for 42% and 41% of the Company’s accounts receivable, net, respectively.
(2)Eliminations in assets reflect the amount of inter-segment profits in inventory and inter-segment ROU assets under ASC 842 as of the balance sheet date. Such inter-segment profit in inventory will be realized when the associated inventory is shipped to the external customers of the Security and Healthcare divisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “OSI”, the “Company”, “we”, “us”, “our” and similar terms refer to OSI Systems, Inc. together with our wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of December 31, 2025 and results of operations for the three and six months ended December 31, 2025 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC.

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

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, interest rates, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with political unrest internationally and the volatile U.S. political climate, have created uncertainty and impacted demand for certain of our products and services. The continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

Healthcare Considerations. Certain hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted.

Government Policies. Our results of operations and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies, as well as potential U.S. government shutdowns.

Russia’s Invasion of Ukraine. The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. This has the potential to indirectly disrupt our supply chain and access to certain resources. While we have not experienced material adverse impacts to date resulting from this conflict, we have certain research and development activities within Ukraine for our Healthcare division which have been somewhat impacted. The conflicts also have increased the threat of malicious cyber-activity from other countries and other actors.

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 0.6% for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to the weakening of the U.S. dollar against other foreign currencies in 2025. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the fiscal year, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the fiscal year.

Results of Operations for the Three Months Ended December 31, 2024 (Q2 Fiscal 2025) Compared to the Three Months Ended December 31, 2025 (Q2 Fiscal 2026) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q2	% of	Q2	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Security	$290.0	69.1%	$334.7	72.1%	$44.7	15.4%
Optoelectronics and Manufacturing	85.0	20.2	92.8	20.0	7.8	9.2
Healthcare	44.9	10.7	36.5	7.9	(8.4)	(18.7)
Total net revenues	$419.9	100.0%	$464.0	100.0%	$44.1	10.5%

Revenues for the Security division during Q2 fiscal 2026 increased year-over-year due to increases in product and service revenues of approximately $17.7 million and $27.0 million, respectively. The increase in product revenues was primarily driven by sales of aviation screening systems and radio frequency (RF) products. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during Q2 fiscal 2026 increased year-over-year as a result of an increase in revenues in our contract manufacturing business.

Revenues for the Healthcare division during Q2 fiscal 2026 decreased year-over-year primarily due to a decrease in patient monitoring sales.

Gross Profit

	Q2	% of	Q2	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Gross profit	$147.1	35.0%	$151.6	32.7%

Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, tariffs, and logistics. Gross profit increased approximately $4.5 million in Q2 fiscal 2026 as compared to the prior year driven by the increase in sales. The gross margin decreased as compared to the prior year comparable period as the prior year period had a favorable mix of Security division product revenues.

Operating Expenses

	Q2	% of	Q2	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Selling, general and administrative	$70.7	16.8%	$70.2	15.1%	$(0.5)	(0.7)%
Research and development	18.3	4.4	19.8	4.3	1.5	8.2
Impairment, restructuring and other charges, net	0.2	0.0	2.9	0.6	2.7	1,350.0
Total operating expenses	$89.2	21.2%	$92.9	20.0%	$3.7	4.1%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, and depreciation and amortization expense. On an 11% year-over-year increase in revenues, our SG&A expenses for Q2 fiscal 2026 were comparable to the same period last year.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expenses increased $1.5 million in Q2 fiscal 2026 as compared to Q2 fiscal 2025 driven by increased compensation costs to support new product development initiatives in our Security and Healthcare divisions.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of costs relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During Q2 fiscal 2026, we recognized $2.9 million in impairment, restructuring and other charges, which included $1.0 million for impairment of assets, $0.7 million for employee terminations and $1.2 million for non-recurring business unit modifications in our Healthcare division. During Q2 fiscal 2025, we recognized $0.2 million primarily for acquisition activity.

Interest and Other Expense, Net

	Q2	% of	Q2	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Interest and other expense, net	$8.6	2.0%	$10.7	2.3%

Interest and other expense, net. Interest and other expense, net was $8.6 million and $10.7 million for Q2 fiscal 2025 and 2026, respectively. The increase was due to a charge included in other expense in Q2 fiscal 2026 of $4.4 million for prior service cost amortization due to a pension plan amendment in December 2025 for our former CEO. This increase was partially offset by a decrease in interest expense, net as a result of lower average interest rates on our borrowings due to new convertible notes and paydown of our revolving credit facility and higher interest income on increased levels of cash in Q2 fiscal 2026 compared to the same prior year period.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q2 fiscal 2025 and 2026, we recognized a provision for income taxes of $11.5 million and $9.4 million, respectively. The effective tax rates for Q2 fiscal 2025 and 2026 were 23.3% and 19.5%, respectively. During Q2 fiscal 2025, we recognized a net discrete tax benefit of $0.3 million related to equity-based compensation under ASU 2016-09. During Q2 fiscal 2026, we recognized a net discrete tax benefit of $0.8 million related to equity-based compensation under ASU 2016-09 and a benefit of $1.0 million from changes in prior year estimates.

Results of Operations for the Six Months Ended December 31, 2024 (YTD Q2 Fiscal 2025) Compared to the Six Months Ended December 31, 2025 (YTD Q2 Fiscal 2026) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Security	$514.3	67.3%	$589.0	69.4%	$74.7	14.5%
Optoelectronics and Manufacturing	167.6	22.0	182.4	21.5	14.8	8.8
Healthcare	81.9	10.7	77.3	9.1	(4.6)	(5.6)
Total net revenues	$763.8	100.0%	$848.7	100.0%	$84.9	11.1%

Revenues for the Security division during YTD Q2 fiscal 2026 increased year-over-year due to an increase in product and service revenues of approximately $27.3 million and $47.4 million, respectively. The increase in product revenues was primarily driven by growth in aviation screening systems and RF products. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during YTD Q2 fiscal 2026 increased year-over year as a result of an increase in revenue in both our contract manufacturing business and our optoelectronics business.

Revenues for the Healthcare division during YTD Q2 fiscal 2026 decreased year-over-year primarily due to a decrease in patient monitoring sales.

Gross Profit

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Gross profit	$268.7	35.2%	$274.8	32.4%

Gross profit increased approximately $6.1 million in YTD Q2 fiscal 2026 as compared to the prior year driven by the increase in sales. The gross margin decreased as compared to the prior year comparable period as the prior year period had a favorable mix of Security division product revenues.

Operating Expenses

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Selling, general and administrative	$142.9	18.7%	$137.2	16.2%	$(5.7)	(4.0)%
Research and development	36.0	4.7	40.2	4.7	4.2	11.7
Impairment, restructuring and other charges, net	1.4	0.2	5.6	0.7	4.2	300.0
Total operating expenses	$180.3	23.6%	$183.0	21.6%	$2.7	1.5%

Selling, general and administrative. SG&A expenses for YTD Q2 fiscal 2026 were $5.7 million lower than in the same prior-year period, primarily due to decreased employee compensation and a favorable impact of foreign currency exchange rates in YTD Q2 fiscal 2026 compared to the same prior-year period.

Research and development. R&D expense for YTD Q2 fiscal 2026 increased $4.2 million over the same prior-year period driven by increased compensation costs to support new product development initiatives in our Security division and Healthcare division.

Impairment, restructuring and other charges. Impairment, restructuring and other charges increased by $4.2 million over the same prior-year period. In YTD Q2 fiscal 2026, we recognized $5.6 million in impairment, restructuring and other charges, which included $1.0 million for impairment of assets, $1.1 million for employee terminations, $1.3 million for non-recurring business unit modifications in our Healthcare division, and $2.2 million of non-recurring charges in our Security division. In YTD Q2 fiscal 2025, we recognized $1.4 million in restructuring and other charges, which included $0.6 million in acquisition related costs, $0.2 million for facility closure costs for operational efficiency activities, and $0.6 million for employee terminations.

Interest and Other Expense, Net

	YTD Q2	% of	YTD Q2	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Interest and other expense, net	$16.0	2.1%	$18.1	2.1%

Interest and other expense, net. Interest and other expense, net was $16.0 million and $18.1 million for YTD Q2 fiscal 2025 and 2026, respectively. The increase was due to a charge included in other expense in Q2 fiscal 2026 of $4.4 million for prior service cost amortization due to a pension plan amendment in December 2025 for our former CEO. This increase was partially offset by a decrease in interest expense, net as a result of lower average interest rates on our borrowings due to new convertible notes and paydown of our revolving credit facility and higher interest income on increased levels of cash in YTD Q2 fiscal 2026 compared to the same prior year period.

Income taxes. For YTD Q2 fiscal 2025 and 2026, we recognized a provision for income taxes of $16.6 million and $14.5 million, respectively. The effective tax rates for YTD Q2 fiscal 2025 and 2026 were 22.9% and 19.7%, respectively. For YTD Q2 fiscal 2025, we recognized a discrete tax benefit of $0.8 million related to equity-based compensation under ASU 2016-09. For YTD Q2 fiscal 2026, we recognized a discrete tax benefit of $1.7 million related to equity-based compensation under ASU 2016-09 and a benefit of $1.0 million for changes in prior year estimates.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $336.7 million at December 31, 2025 compared to $106.4 million at June 30, 2025. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future beyond that. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our current obligations in the U.S.

In November 2025, we issued an aggregate of $575.0 million principal amount of 0.5% convertible senior notes due in February 2031. In connection with the issuance of the 2031 Notes, we repurchased 546,945 shares of our common stock for approximately $146.1 million.

In July 2025 we amended and extended our revolving credit facility to mature in July 2030, to increase the limit from $600 million to $725 million and replaced the $128.1 million term loan with a new $100.0 million term loan. The sub-limit for letters of credit was increased from $300 million to $350 million, which includes up to $300 million for borrowings in certain foreign currencies. As of December 31, 2025, there were no borrowings outstanding under the revolving credit facility, $113.6 million of outstanding letters of credit, and $97.5 million outstanding under the term loan. As of December 31, 2025, the total amount available under our revolving credit facility was $611.4 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. For YTD Q2 fiscal 2026, cash provided by operations was $79.3 million compared to $15.4 million in the comparable prior-year period. The net increase in cash flows from operating activities was due primarily to favorable improvements in net working capital compared to the prior-year comparable period which were largely attributable to changes in accounts receivable, prepaid expenses and other current assets, and accounts payable, partially offset by unfavorable changes in advances from customers, other liabilities and inventory to support future growth.

Cash Used in Investing Activities. Net cash used in investing activities was $21.4 million for YTD Q2 fiscal 2026 as compared to $97.6 million in the same prior year period. The decrease in cash used in investing activities was primarily due to cash paid for the acquisition of a business in YTD Q2 fiscal 2025 compared to a negligible amount in YTD Q2 fiscal 2026. Capital expenditures for YTD Q2 fiscal year 2026 were $13.7 million compared to $13.2 million in the same prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $172.6 million for YTD Q2 fiscal 2026, compared to $89.2 million during the same prior-year period. The increase in cash flows from financing activities was primarily due net proceeds of $562.9 million from issuance of the 2031 Notes, partially offset by (1) net repayment of $178.0 million on our revolving credit facility and (2) the repurchase of common shares of $146.1 million. This is compared to net proceeds of $340.5 million from issuance of the 2029 Notes, partially offset by (1) net repayment of $148.0 million on our revolving credit facility and (2) repurchases of common shares for an aggregate of $80.4 million in the same prior-year period. In connection with the July 2025 amendment and extension of our revolving credit facility, we replaced the $128.1 million term loan with a new $100.0 million term loan. Taxes paid related to net share settlement of equity awards were $36.3 million during YTD Q2 fiscal 2026 compared to $22.6 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding issuance of the 2031 Notes, our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $336.7 million at December 31, 2025. Of this amount, approximately 32% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in United Kingdom, India, Singapore, Canada, and Mexico and to a lesser extent in Malaysia, Albania, and Germany, among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchase of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended December 31, 2025:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
October 1 to October 31, 2025	—	$—	—	1,190,556
November 1 to November 30, 2025	546,945	$267.03	546,945	643,611
December 1 to December 31, 2025	—	$—	—	643,611
	546,945		546,945
(1)	In September 2022, when there were 1,131,301 shares remaining authorized to repurchase under the then-existing share repurchase program, the Board of Directors renewed the authorization and revised the maximum number of shares to 2,000,000 shares authorized under the stock repurchase program. Upon repurchase, shares of common stock are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements.

Contractual Obligations

During the six months ended December 31, 2025, other than the reduction of our term loan in July 2025 and issuance of the 2031 Notes in November 2025, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. See Note 1 for further discussion. There were no new pronouncements adopted in the second quarter of fiscal year 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes in our exposure to market risk during the six months ended December 31, 2025 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended December 31, 2025 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 25, 2025, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

In November 2025, we issued an aggregate of $575.0 million principal amount of 0.5% convertible senior notes due in February 2031. The 2031 Notes were issued to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The 2031 Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believe are “qualified institutional buyers,” as defined in, and in accordance with, Rule 144A under the Securities Act. Any shares of our common stock that may be issued upon conversion of the 2031 Notes will be issued in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by us exclusively with our security holders. Initially, a maximum of 1,625,122 shares of our common stock may be issued upon conversion of the 2031 Notes based on the initial maximum conversion rate of 2.8263 shares of common stock per $1,000 principal amount of 2031 Notes which is subject to customary anti-dilution adjustment provisions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the second quarter of fiscal 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Indenture dated as of November 20, 2025 between OSI Systems, Inc. And U.S. Bank Trust Company, National Association, as trustee (1)

4.2	Form of certificate representing the 0.50% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1) (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)Previously filed with our Current Report on Form 8-K filed on November 20, 2025.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 29th day of January 2026.

OSI SYSTEMS, INC.

By:	/s/ Ajay Mehra
Ajay Mehra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Cary Okawa
Cary Okawa
Chief Accounting Officer
(Principal Accounting Officer)