Form 10-Q
period 2026-03-31
OSI SYSTEMS INC
filed 2026-05-04
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, there were 16,482,890 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	March 31,
	2025	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,405	$345,236
Accounts receivable, net	837,743	870,450
Inventories	407,174	435,290
Prepaid expenses and other current assets	71,539	66,357
Total current assets	1,422,861	1,717,333
Property and equipment, net	126,747	125,765
Goodwill	387,393	385,075
Intangible assets, net	183,290	183,317
Other assets	120,966	142,941
Total assets	$2,241,257	$2,554,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$178,000	$—
Current portion of long-term debt	8,130	3,791
Accounts payable	205,181	200,882
Accrued payroll and related expenses	49,535	51,003
Advances from customers	68,184	59,998
Deferred revenue	77,788	89,358
Other accrued expenses and current liabilities	110,120	124,139
Total current liabilities	696,938	529,171
Long-term debt, net	463,504	998,748
Deferred income taxes	3,334	1,442
Other long-term liabilities	126,397	130,755
Total liabilities	1,290,173	1,660,116
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,794,399 shares at June 30, 2025 and 16,482,544 shares at March 31, 2026	29,758	13,028
Retained earnings	942,254	902,187
Accumulated other comprehensive loss	(20,928)	(20,900)
Total stockholders’ equity	951,084	894,315
Total liabilities and stockholders’ equity	$2,241,257	$2,554,431

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Net revenues:
Products	$341,179	$344,921	$930,658	$971,493
Services	103,175	108,325	277,523	330,433
Total net revenues	444,354	453,246	1,208,181	1,301,926
Cost of goods sold:
Products	236,667	242,574	631,176	693,641
Services	57,396	60,348	158,061	183,147
Total cost of goods sold	294,063	302,922	789,237	876,788
Gross profit	150,291	150,324	418,944	425,138
Operating expenses:
Selling, general and administrative	73,249	71,487	216,194	208,643
Research and development	18,570	19,455	54,600	59,641
Impairment, restructuring and other charges	2,255	6,168	3,648	11,772
Total operating expenses	94,074	97,110	274,442	280,056
Income from operations	56,217	53,214	144,502	145,082
Interest and other expense, net	(8,228)	(3,995)	(24,206)	(22,106)
Income before income taxes	47,989	49,219	120,296	122,976
Provision for income taxes	(6,855)	(9,003)	(23,407)	(23,505)
Net income	$41,134	$40,216	$96,889	$99,471
Earnings per share:
Basic	$2.45	$2.44	$5.78	$5.95
Diluted	$2.40	$2.33	$5.67	$5.71
Shares used in per share calculation:
Basic	16,781	16,474	16,749	16,706
Diluted	17,159	17,291	17,089	17,414

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Net income	$41,134	$40,216	$96,889	$99,471
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	2,386	(2,269)	(5,895)	(47)
Net unrealized gain (loss) on derivatives, net of tax	(917)	574	(2,455)	120
Other, net of tax	—	(217)	380	(45)
Other comprehensive income (loss)	1,469	(1,912)	(7,970)	28
Comprehensive income	$42,603	$38,304	$88,919	$99,499

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2025
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2024	16,745,805	$8,933	$848,372	$(31,475)	$825,830
Exercise of stock options	9,019	798	—	—	798
Vesting of RSUs	503	—	—	—	—
Shares issued under employee stock purchase plan	33,478	2,582	—	—	2,582
Stock-based compensation expense	—	7,563	—	—	7,563
Taxes paid related to net share settlement of equity awards	(188)	(51)	—	—	(51)
Net income	—	—	41,134	—	41,134
Other comprehensive income	—	—	—	1,469	1,469
Balance—March 31, 2025	16,788,617	$19,825	$889,506	$(30,006)	$879,325

	Three Months Ended March 31, 2026
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—December 31, 2025	16,451,756	$2,507	$861,971	$(18,988)	$845,490
Exercise of stock options	9,687	1,099	—	—	1,099
Vesting of RSUs	858	—	—	—	—
Shares issued under employee stock purchase plan	20,574	2,931	—	—	2,931
Stock-based compensation expense	—	6,585	—	—	6,585
Taxes paid related to net share settlement of equity awards	(331)	(94)	—	—	(94)
Net income	—	—	40,216	—	40,216
Other comprehensive loss	—	—	—	(1,912)	(1,912)
Balance—March 31, 2026	16,482,544	$13,028	$902,187	$(20,900)	$894,315

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Nine Months Ended March 31, 2025
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483
Exercise of stock options	28,229	2,600	—	—	2,600
Vesting of RSUs	322,909	—	—	—	—
Shares issued under employee stock purchase plan	64,621	4,911	—	—	4,911
Stock-based compensation expense	—	22,494	—	—	22,494
Repurchase of common stock	(531,314)	(28,919)	(51,524)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(151,325)	(5,550)	(17,089)	—	(22,639)
Net income	—	—	96,889	—	96,889
Other comprehensive loss	—	—	—	(7,970)	(7,970)
Balance—March 31, 2025	16,788,617	$19,825	$889,506	$(30,006)	$879,325

	Nine Months Ended March 31, 2026
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2025	16,794,399	$29,758	$942,254	$(20,928)	$951,084
Exercise of stock options	15,612	1,708	—	—	1,708
Vesting of RSUs	338,715	—	—	—	—
Shares issued under employee stock purchase plan	40,793	5,565	—	—	5,565
Stock-based compensation expense	—	19,835	—	—	19,835
Repurchase of common stock	(546,945)	(7,492)	(139,538)	—	(147,030)
Taxes paid related to net share settlement of equity awards	(160,030)	(36,346)	—	—	(36,346)
Net income	—	—	99,471	—	99,471
Other comprehensive income	—	—	—	28	28
Balance—March 31, 2026	16,482,544	$13,028	$902,187	$(20,900)	$894,315

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended March 31,
	2025	2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,889	$99,471
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	32,664	29,388
Stock-based compensation expense	22,494	19,835
Provision for (recovery of) losses on accounts receivable	(1,677)	3,335
Deferred income taxes	13	113
Amortization of debt discount and issuance costs	1,249	2,184
Other	134	968
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(28,086)	(22,396)
Inventories	(41,531)	(29,589)
Prepaid expenses and other assets	(80)	(5,171)
Accounts payable	(23,133)	(3,908)
Accrued payroll and related expenses	(2,974)	4,196
Advances from customers	9,829	(8,207)
Deferred revenue	25,780	10,196
Other	5,459	(6,621)
Net cash provided by operating activities	97,030	93,794
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(17,713)	(21,272)
Proceeds from sale of property and equipment	174	6,602
Proceeds from maturities of certificates of deposit	110	—
Acquisition of business, net of cash acquired	(75,500)	(92)
Payments for intangible and other assets	(13,517)	(13,703)
Net cash used in investing activities	(106,446)	(28,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on bank lines of credit	(228,000)	(178,000)
Proceeds from long-term debt	340,575	663,039
Payments on long-term debt	(6,173)	(134,316)
Proceeds from exercise of stock options and employee stock purchase plan	7,511	7,273
Payment of contingent consideration	(477)	(486)
Repurchase of common stock	(80,443)	(147,030)
Taxes paid related to net share settlement of equity awards	(22,639)	(36,346)
Net cash provided by financing activities	10,354	174,134
Effect of exchange rate changes on cash	(461)	(632)
Net increase in cash and cash equivalents	477	238,831
Cash and cash equivalents—beginning of period	95,353	106,405
Cash and cash equivalents—end of period	$95,830	$345,236
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$21,869	$18,495
Income taxes	$33,464	$41,328

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full 2026 fiscal year or any future periods.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) and the 0.50% convertible senior notes due 2031 (the “2031 Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 for the 2029 Notes and $353.82 for the 2031 Notes because the principal amounts of the respective convertible senior notes will be settled in cash upon conversion. There was a dilutive effect of the 2029 Notes as set forth in the table below for the three and nine months ended March 31, 2026. There was no dilutive impact of the 2031 Notes.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Net income available to common stockholders	$41,134	$40,216	$96,889	$99,471
Weighted average shares outstanding—basic	16,781	16,474	16,749	16,706
Dilutive effect of equity awards	378	260	340	265
Dilutive effect of 2029 Notes	—	557	—	443
Weighted average shares outstanding—diluted	17,159	17,291	17,089	17,414
Basic earnings per share	$2.45	$2.44	$5.78	$5.95
Diluted earnings per share	$2.40	$2.33	$5.67	$5.71
Shares excluded from diluted earnings per share due to their anti-dilutive effect	16	8	10	9

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $345.2 million at March 31, 2026. Of this amount, approximately 25% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Singapore, Canada, and Malaysia and to a lesser extent Albania, Australia, and Guatemala, among other countries. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions which we believe to be of high credit quality.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract, a cross-currency interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our long-term debt instruments are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2025 or as of March 31, 2026.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2025				March 31, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$54,437	$—	$54,437	$—	$59,511	$—	$59,511
Assets – Interest rate swap contract	$—	$932	$—	$932	$—	$544	$—	$544
Liabilities—Convertible notes	$—	$472,770	$—	$472,770	$—	$1,123,053	$—	$1,123,053
Liabilities—Contingent consideration	$—	$—	$19,086	$19,086	$—	$—	$11,294	$11,294

Derivative Instruments and Hedging Activity

Our use of derivatives consists of foreign currency forward contracts, a cross-currency interest rate swap contract and an interest rate swap agreement. Our foreign currency forward contracts are utilized to partially mitigate certain balance sheet exposures or used as a net investment hedge to protect against potential changes resulting from short-term foreign currency fluctuations. These foreign currency forward contracts have original maturities of up to three months. We use a cross-currency interest rate swap contract to hedge our net investment in a foreign subsidiary. We also manage our risk to changes in interest rates using derivative instruments. We use fixed interest rate swaps to effectively convert a portion of the variable interest rate payments to fixed interest rate payments. We do not use hedging instruments for speculative purposes.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the three and nine months ended March 31, 2025 and 2026 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2025 and March 31, 2026, we held foreign currency forward contracts with notional amounts totaling $99.9 million and $145.7 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2025 and March 31, 2026 were not significant.

We entered into a cross-currency interest rate swap contract in March 2026, which matures in June 2026. The net gains or losses from our cross-currency interest rate swap contract, which is designated as a net investment hedge instrument in a foreign subsidiary, are reported in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity, and the amounts reported for the three and nine months ended March 31, 2026 were not significant. The fair value of our cross-currency interest rate swap contract is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of March 31, 2026, the notional amount of this contract was $35.0 million. The unrealized gain from our cross-currency interest rate swap contract as of March 31, 2026 was not significant. The net interest rate benefit from this contract recognized in interest and other expense, net was not significant for the three and nine months ended March 31, 2026.

Our interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”)-based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in our consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment of the interest rate swap hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective. As of June 30, 2025 and March 31, 2026, the notional amount of the derivative instrument designated as an interest rate swap hedge was $175.0 million. The fair value of the interest rate swap agreement as of June 30, 2025 and March 31, 2026 is recorded in Other assets within the consolidated balance sheet.

The effect of the interest rate swap cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedge are recorded	$(8,228)	$(3,995)	$(24,206)	$(22,106)
Gain (loss) recognized in other comprehensive income (loss), net of tax	$(917)	$220	$(2,455)	$(234)
Benefit reclassified from accumulated other comprehensive income (loss) to interest expense, net	$449	$170	$1,984	$956

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. There were no new pronouncements adopted in the third quarter of fiscal year 2026.

Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid to or received from federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis. We are evaluating the potential impact of ASU 2023-09 on disclosures in our Consolidated Financial Statements which is effective beginning with our Form 10-K for the current fiscal year 2026.

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures”, (“ASU 2024-03”) which requires additional disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated income statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either on a prospective or retrospective basis. We are evaluating the potential impact of ASU 2024-03 on disclosures in our Consolidated Financial Statements which will be effective beginning with our Form 10-K for fiscal year 2028.

In September 2025, the FASB issued Accounting Standards Update 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The amendments are to be applied retrospectively, prospectively, or a modified transition approach may be used based on the status of the project and whether software costs were capitalized before the date of adoption. We are evaluating the potential impact of ASU 2025-06 on disclosures in our Consolidated Financial Statements which will be effective beginning with our Form 10-K for fiscal year 2029.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (ASU 2025-11”), which clarifies the application, form and content, and required disclosures for interim financial statements prepared in accordance with GAAP. The ASU improves the organization and clarity of ASU 2025-11 by specifying interim reporting requirements, consolidating required interim disclosures and introducing a disclosure principle for events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the potential impact of ASU 2025-11 on disclosures in our Consolidated Financial Statements which will be effective for interim periods beginning fiscal year 2029.

In December 2025, the FASB issued Accounting Standards Update 2025-12, “Codification Improvements” (“ASU 2025-12”). ASU 2025-12 includes changes that clarify, correct, or otherwise improve certain components of the Accounting Standards Codification. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026. We are evaluating the potential impact of ASU 2025-12 on disclosures in our Consolidated Financial Statements which will be effective beginning with our Form 10-K for fiscal year 2028.

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

Fiscal Year 2025 Business Acquisitions

In September 2024, we (through our Security division) acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions to expand our customer base and offer additional products and services for existing customers, for approximately $76.0 million, plus up to $24.0 million in potential contingent consideration. We paid $75.5 million in cash at the closing of the transaction. The cash paid for this acquisition was financed with borrowings from our credit facility. The acquisition date fair value of the contingent consideration was $9.7 million, which, when combined with the amount of cash paid at close and the holdback amount, resulted in total purchase consideration of $85.7 million being allocated to the preliminary fair value of assets acquired and liabilities assumed. The acquisition date fair value of total assets acquired, including measurement period adjustments, was $113.9 million which comprised accounts receivable of $26.1 million, inventory and other current assets of $2.7 million, property and equipment of $7.0 million, goodwill of $30.7 million, other intangible assets of $47.3 million and other noncurrent assets of $0.1 million. Goodwill includes the value of the assembled workforce, new customers and other future economic benefits which do not qualify for separate recognition. The goodwill recognized for this business acquisition is not deductible for income tax purposes. Other intangible assets include amortizable intangible assets of $36.7 million with amortization periods of 7 to 10 years and an indefinite-lived intangible asset of $8.1 million. The acquisition date fair value of total liabilities assumed, including measurement period adjustments, was $28.2 million, which includes a deferred tax liability of $7.3 million that was recognized primarily due to the acquisition of other intangible assets. During the three months ended September 30, 2025, we recorded measurement period adjustments which decreased goodwill by $1.4 million due to a decrease in deferred income taxes of $1.8 million and an increase in intangible assets of $0.1 million, which were partially offset by a decrease in accounts receivable of $0.5 million. The measurement period adjustments did not have a significant impact on the consolidated statement of operations. The measurement period ended in September 2025, and no further purchase price adjustments have been recorded since.

In April 2025, we (through our Security division) acquired a privately held provider of engineering and structural component services for approximately $1.3 million, plus up to $0.9 million in potential contingent consideration. The acquisition was financed with cash on hand. The goodwill recognized for this business acquisition is not deductible for income tax purposes.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	March 31,
Accounts receivable, net	2025	2026
Accounts receivable	$855,494	$890,357
Less allowance for doubtful accounts	(17,751)	(19,907)
Total	$837,743	$870,450

	June 30,	March 31,
Inventories	2025	2026
Raw materials	$245,993	$260,741
Work-in-process	72,124	107,322
Finished goods	89,057	67,227
Total	$407,174	$435,290

	June 30,	March 31,
Property and equipment, net	2025	2026
Land	$16,087	$15,477
Buildings, civil works and improvements	55,559	51,824
Leasehold improvements	14,636	14,911
Equipment, tooling, furniture and fixtures	158,411	158,818
Computer equipment	24,092	27,107
Computer software	30,954	31,878
Computer software implementation in process	4,472	4,632
Construction in process	7,370	12,845
Total	311,581	317,492
Less accumulated depreciation and amortization	(184,834)	(191,727)
Property and equipment, net	$126,747	$125,765

Depreciation and amortization expense for property and equipment was $5.0 million and $5.1 million for the three months ended March 31, 2025 and 2026, respectively, and $16.7 million and $15.7 million for the nine months ended March 31, 2025 and 2026, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the nine-month period ended March 31, 2026 were as follows (in thousands):

		Optoelectronics
		And
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2025	$266,365	$72,323	$48,705	$387,393
Goodwill adjustments during the period (see Note 2)	(1,306)	—	—	(1,306)
Foreign currency translation adjustment	13	(911)	(114)	(1,012)
Balance as of March 31, 2026	$265,072	$71,412	$48,591	$385,075

Intangible assets consisted of the following (in thousands):

	June 30, 2025			March 31, 2026
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$91,386	$(8,941)	$82,445	$104,067	$(10,755)	$93,312
Patents	9,617	(4,353)	5,264	9,809	(4,559)	5,250
Developed technology	99,937	(55,865)	44,072	98,747	(62,801)	35,946
Customer relationships	20,991	(9,380)	11,611	18,364	(9,551)	8,813
Total amortizable assets	221,931	(78,539)	143,392	230,987	(87,666)	143,321
Non-amortizable assets:
Trademarks	39,898	—	39,898	39,996	—	39,996
Total intangible assets	$261,829	$(78,539)	$183,290	$270,983	$(87,666)	$183,317

Amortization expense related to intangible assets was $5.6 million and $4.4 million for the three months ended March 31, 2025 and 2026, respectively. Amortization expense related to intangible assets was $15.9 million and $13.6 million for the nine months ended March 31, 2025 and 2026, respectively.

At March 31, 2026, the estimated future amortization expense for amortizable intangible assets was as follows (in thousands):

Fiscal Year

2026 (remaining 3 months)	$4,459
2027	13,814
2028	10,241
2029	8,057
2030	7,395
Thereafter	99,355
Total	$143,321

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in Thereafter in the table above. For each of the three months ended March 31, 2025 and 2026, we capitalized software development costs of $4.2 million. For the nine months ended March 31, 2025 and 2026, we capitalized software development costs in the amounts of $13.0 million and $13.1 million, respectively.

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

The table below shows the balance of contract assets and liabilities as of June 30, 2025 and March 31, 2026, including the change between such dates. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	March 31,
	2025	2026	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$242,742	$174,839	$(67,903)	(28.0)%

Contract Liabilities (in thousands)

	June 30,	March 31,
	2025	2026	Change	% Change
Advances from customers	$68,184	$59,998	$(8,186)	(12.0)%
Deferred revenue—current	77,788	89,358	11,570	14.9%
Deferred revenue—long-term	18,856	19,385	529	2.8%

Contract Assets. Contract assets decreased $67.9 million primarily due to achievement of certain contractual milestones in our Security division, giving us the right to invoice customers.

Contract Liabilities. Advances from customers decreased $8.2 million primarily due to application of certain amounts to customer invoices during the period. Total deferred revenue increased $12.1 million primarily due to service contracts which allow us to collect payment prior to performance of these obligations.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2026, the portion of the transaction price allocated to remaining performance obligations was approximately $877.2 million. We expect to recognize revenue on approximately 37% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the nine months ended March 31, 2026, we recognized revenue of $81.8 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Operating lease cost	$3,399	$3,943	$9,017	$11,146
Variable lease cost	256	224	735	758
Short-term lease cost	427	231	1,358	772
	$4,082	$4,398	$11,110	$12,676

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2025	March 31, 2026
Operating lease right of use (“ROU”) assets, net	Other assets	$32,040	$41,698

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$11,712	$13,086
Operating lease liabilities, long-term	Other long-term liabilities	20,977	29,586
Total operating lease liabilities		$32,689	$42,672

Weighted average remaining lease term			5.4 years
Weighted average discount rate			5.7%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended March 31,
	2025	2026
Cash paid for operating lease liabilities	$9,223	$10,701
ROU assets obtained in exchange for new lease obligations	5,521	17,680

Maturities of operating lease liabilities at March 31, 2026 were as follows (in thousands):

March 31, 2026
Less than one year	$14,997
1 – 2 years	10,367
2 – 3 years	5,781
3 – 4 years	4,185
4 – 5 years	2,739
Thereafter	11,765
49,834
Less: imputed interest	(7,162)
Total lease liabilities	$42,672

7. Impairment, Restructuring and Other Charges

We endeavor to align our global capacity and infrastructure with demand by our customers and to effectively integrate acquisitions and thereby improve our operational efficiency.

During the three months ended March 31, 2026, we recognized $6.2 million in impairment, restructuring and other charges, which included $0.2 million for impairment of assets, $1.7 million for employee terminations, $2.0 million for acquisition-related costs, $1.2 million for non-recurring business unit modifications and $1.1 million for a legal settlement, primarily in our Healthcare division. During the nine months ended March 31, 2026, we recognized $11.8 million in impairment, restructuring and other charges, which included $1.2 million for impairment of assets, $2.7 million for employee terminations, $2.0 million for acquisition-related costs, $2.6 million for non-recurring business unit modifications and $1.1 million for a legal settlement in our Healthcare division, and $2.2 million of non-recurring charges in our Security division.

During the three months ended March 31, 2025, we recognized $2.3 million in restructuring and other charges, which included $1.8 million in employee terminations and $0.5 million for facility closure costs. During the nine months ended March 31, 2025, we recognized $3.6 million in restructuring and other charges, which included $0.6 million in acquisition-related costs, $0.8 million for facility closure costs for operational efficiency activities, and $2.3 million for employee terminations.

The following tables summarize impairment, restructuring and other charges (benefits), net for the periods set forth below (in thousands):

	Three Months Ended March 31, 2025
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs (recoveries), net	$(29)	$—	$—	$14	$(15)
Employee termination costs	910	72	627	139	1,748
Facility closures/consolidation	522	—	—	—	522
Total	$1,403	$72	$627	$153	$2,255

	Three Months Ended March 31, 2026
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$—	$—	$—	$1,950	$1,950
Employee termination costs	1,243	155	165	149	1,712
Impairment of assets	198	—	—	—	198
Legal and other expense (benefit), net	(8)	(155)	2,471	—	2,308
Total	$1,433	$—	$2,636	$2,099	$6,168

	Nine Months Ended March 31, 2025
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$341	$—	$—	$228	$569
Employee termination costs	1,012	391	779	140	2,322
Facility closures/consolidation	529	242	—	—	771
Legal costs (reimbursements), net	—	(14)	—	—	(14)
Total	$1,882	$619	$779	$368	$3,648

	Nine Months Ended March 31, 2026
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$27	$—	$—	$1,950	$1,977
Employee termination costs	1,742	416	458	149	2,765
Impairment of assets	1,154	—	—	—	1,154
Legal and other expense (benefit), net	2,164	(155)	3,867	—	5,876
Total	$5,087	$261	$4,325	$2,099	$11,772

The accrued liability for impairment, restructuring and other charges is included in Other accrued expenses and current liabilities in our condensed consolidated balance sheets. The changes in the accrued liability for impairment, restructuring and other charges for the nine-month period ended March 31, 2026 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	and Other
	Costs	Costs	Costs	Costs	Total
Balance as of June 30, 2025	$—	$445	$623	$1,717	$2,785
Restructuring and other charges (benefit), net	1,977	2,765	—	5,876	10,618
Payments and adjustments, net	(27)	(2,972)	(623)	(6,099)	(9,721)
Balance as of March 31, 2026	$1,950	$238	$—	$1,494	$3,682

8. Borrowings

Revolving Credit Facility

In July 2025 we amended and extended our credit facility, now maturing in July 2030, to increase the revolving limit from $600 million to $725 million and replaced the $128.1 million term loan with a $100.0 million term loan which were accounted for as a debt modification. The sub-limit for letters of credit was increased from $300 million to $350 million, which includes up to $300 million for borrowings in certain foreign currencies. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by an amount equal to the greater of $300 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Other enhancements include the permitted securitization of certain qualifying assets of up to $100 million.

Borrowings under the facility bore interest at SOFR plus a margin of 1.25% as of March 31, 2026 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of March 31, 2026 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of March 31, 2026, there were no borrowings outstanding under the revolving credit facility, $106.7 million outstanding under the letters of credit sub-facility, and $95.0 million outstanding under the term loan. As of March 31, 2026, the amount available to borrow under the credit facility was $618.3 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of March 31, 2026, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap agreement in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for further information relating to the interest rate swap agreement.

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

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of March 31, 2026 (in thousands):

March 31,
2026
Principal amount	$350,000
Unamortized debt discount and issuance costs	(6,408)
Net carrying amount	$343,592

Fair value (Level 2)	$536,375

As of March 31, 2026, one of the conditions allowing holders of the 2029 Notes to convert had been met. The trading price of our common stock remained above 130% of the applicable $191.98 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2026 (the last trading day of the quarter ended March 31, 2026), resulting in the right of the holders of the 2029 Notes to convert their 2029 Notes beginning January 2, 2026 through March 31, 2026 (the last trading day of the quarter ending March 31, 2026). Should the holders of the 2029 Notes elect to convert some or all of the 2029 Notes, we intend to draw on our revolving credit facility to settle the obligation. We have sufficient availability on our revolving credit facility to fully refinance the principal amount of the 2029 Notes for more than one year, accordingly, the net carrying amount of the 2029 Notes continues to be classified as a noncurrent liability on the condensed consolidated balance sheets. To the extent that conversion of the 2029 Notes cannot be refinanced with the revolving credit facility in the future, the portion that cannot be refinanced will be classified as current and recorded in current portion of long-term debt on the condensed consolidated balance sheets. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of March 31, 2026 we were in compliance with applicable financial covenants under the indenture governing the 2029 Notes.

For each of the three months ended March 31, 2026 and 2025, total interest expense for the 2029 Notes was $2.4 million (comprised of $2.0 million of contractual interest expense and $0.4 million of amortization of debt discount and issuance costs). For the nine months ended March 31, 2026, total interest expense for the 2029 Notes was $7.3 million (comprised of $5.9 million of contractual interest expense and $1.4 million of amortization of debt discount and issuance costs) compared with total interest expense for the 2029 Notes of $6.8 million (comprised of $5.5 million of contractual interest expense and $1.3 million of amortization of debt discount and issuance costs) for the nine months ended March 31, 2025. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

0.50% Convertible Senior Notes Due 2031

In November 2025, we issued an aggregate of $575.0 million principal amount of 0.50% convertible senior notes due in February 2031 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act at an issuance price equal to 98% of the principal amount. The 2031 Notes were issued pursuant to and are governed by an indenture dated November 20, 2025. The proceeds from the issuance of the 2031 Notes were approximately $563.0 million, net of the issuance discount and debt issuance costs.

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

We accounted for the issuance of the 2031 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2031 Notes as of December 31, 2025 (in thousands):

March 31,
2026
Principal amount	$575,000
Unamortized debt discount and issuance costs	(11,195)
Net carrying amount	$563,805

Fair value (Level 2)	$586,678

The 2031 Notes were not eligible for conversion as of March 31, 2026. No sinking fund is provided for the 2031 Notes, which means that we are not required to redeem or retire them periodically. As of March 31, 2026 we were in compliance with applicable financial covenants under the indenture governing the 2031 Notes.

For the three months ended March 31, 2026, total interest expense for the 2031 Notes was $1.3 million (comprised of $0.7 million of contractual interest expense and $0.6 million of amortization of debt discount and issuance costs). For the nine months ended March 31, 2026, total interest expense for the 2031 Notes was $1.9 million (comprised of $1.0 million of contractual interest expense and $0.9 million of amortization of debt discount and issuance costs). The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2031 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines of credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters of credit. As of March 31, 2026, $64.9 million was outstanding under these letter-of-credit facilities. As of March 31, 2026, the total amount available under these credit facilities was $55.2 million.

Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2025	2026
Term loan	$128,125	$95,000
2029 Notes, net	342,231	343,592
2031 Notes, net	—	563,805
Other long-term debt	1,278	142
	471,634	1,002,539
Less current portion of long-term debt	(8,130)	(3,791)
Long-term portion of debt	$463,504	$998,748

Future principal payments of long-term debt by fiscal year as of March 31, 2026 are as follows (in thousands):

2026 (3 months remaining)	$44
2027	5,060
2028	5,022
2029	5,014
2030 and thereafter	987,399
Total	$1,002,539

9. Stockholders’ Equity

Stock-based Compensation

As of March 31, 2026, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Cost of goods sold	$258	$298	$728	$874
Selling, general and administrative	7,132	6,119	21,298	18,468
Research and development	173	168	468	493
Stock-based compensation expense	$7,563	$6,585	$22,494	$19,835

As of March 31, 2026, total unrecognized compensation cost related to share-based compensation grants under the OSI Plan were estimated at $1.1 million for stock options and $16.4 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted average period of 2.0 years with respect to the stock options and 2.2 years with respect to the RSUs.

The following summarizes stock option activity during the nine months ended March 31, 2026:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2025	60,253	$121.41
Granted	8,379	266.17
Exercised	(15,612)	109.36
Expired or forfeited	(618)	$152.22
Outstanding at March 31, 2026	52,402	$147.78	7.7 years	$6,175
Exercisable at March 31, 2026	26,707	$108.01	6.7 years	$4,206

The following summarizes RSU award activity during the nine months ended March 31, 2026:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2025	355,396	$116.34
Granted	228,513	226.56
Vested	(338,715)	162.21
Forfeited	(2,316)	120.49
Nonvested at March 31, 2026	242,878	$156.03

As of March 31, 2026, there were approximately 1.6 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 80,682 and 49,431 performance-based RSUs during the nine months ended March 31, 2025 and 2026, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded. Compensation cost associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

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

During the nine months ended March 31, 2026, we repurchased 546,945 shares of common stock for an aggregate purchase price of $146.1 million in connection with the issuance of the 2031 Notes. As of March 31, 2026, there were 643,611 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration obligations, the remaining maximum amount of such potential future payments is $37.9 million as of March 31, 2026.

Projections and estimated probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2025 to March 31, 2026 of the contingent consideration liability, which is included in other accrued expenses and current liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2025	$19,086
Foreign currency translation adjustment	(71)
Changes in fair value for contingent earnout obligations	(7,235)
Payments on contingent earnout obligations	(486)
Ending fair value, March 31, 2026	$11,294

Guarantees

We are periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and ten years. The bonds are provided by various bonding agencies. However, we are ultimately liable for claims that may occur against them. As of June 30, 2025 and March 31, 2026, we had a maximum financial exposure related to performance bonds of approximately $104 million and $100 million, respectively. As described in Note 8, we and several of our foreign subsidiaries have issued letters of credit under the revolving credit facility and international bank facilities. These letters of credit are issued to protect various customers, suppliers and government agencies under contractual arrangements and regulatory requirements. We have no history of significant claims and there are no pending matters that would require us to perform under any of these arrangements, and we believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the consolidated financial statements. Accordingly, no liability for any of these arrangements has been recorded as of June 30, 2025 and March 31, 2026.

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

Indemnifications

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to, among other factors, the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of March 31, 2026.

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

The following table presents changes in warranty provisions (in thousands):

	Nine Months Ended March 31,
	2025	2026
Balance at beginning of period	$11,089	$11,612
Additions	4,171	2,369
Reductions for warranty repair costs and adjustments	(3,630)	(4,376)
Balance at end of period	$11,630	$9,605

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

The effective tax rates for the three months ended March 31, 2025 and 2026 were 14.3% and 18.3%, respectively. During the three months ended March 31, 2025, we recognized a net discrete tax benefit of $4.5 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates and uncertain tax positions. During the three months ended March 31, 2026 we recognized a net discrete tax benefit of $0.4 million related to equity-based compensation under ASU 2016-09 and a benefit of $2.3 million for changes in uncertain tax positions from prior years. The effective tax rates for the nine months ended March 31, 2025 and 2026 were 19.5% and 19.1%, respectively. During the nine months ended March 31, 2025, we recognized net discrete tax benefits of $1.3 million related to equity-based compensation under ASU 2016-09 and $4.0 million for changes in prior-years tax estimates and uncertain tax positions. During the nine months ended March 31, 2026, we recognized net discrete tax benefits of $2.1 million related to equity-based compensation under ASU 2016-09 and $3.3 million for changes in prior-years tax estimates and uncertain tax positions.

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

	Three Months Ended March 31, 2025
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (1):
External customer revenue	$314,908	$85,724	$43,722	$—	$444,354
Revenue between segments	—	15,136	—	(15,136)	—
Total revenues	314,908	100,860	43,722	(15,136)	444,354
Cost of goods sold	209,498	77,926	21,663	(15,024)	294,063
Selling, general and administrative expenses	39,499	7,942	15,827	9,981	73,249
Research and development expenses	13,003	1,270	4,297	—	18,570
Segment income (loss) from operations	52,908	13,722	1,935	(10,093)	58,472
Impairment, restructuring and other charges	1,403	72	627	153	2,255
Income (loss) from operations	$51,505	$13,650	$1,308	$(10,246)	$56,217
Capital expenditures	$1,787	$1,234	$132	$1,365	$4,518
Depreciation and amortization	$7,262	$1,629	$1,269	$407	$10,567
(1)	For the three months ended March 31, 2025, one customer in the Security division accounted for 14% of the Company’s consolidated net revenues.

	Three Months Ended March 31, 2026
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (2):
External customer revenue	$319,263	$93,282	$40,701	$—	$453,246
Revenue between segments	—	17,716	—	(17,716)	—
Total revenues	319,263	110,998	40,701	(17,716)	453,246
Cost of goods sold	213,141	87,219	20,167	(17,605)	302,922
Selling, general and administrative expenses	37,172	7,884	15,637	10,794	71,487
Research and development expenses	13,546	1,282	4,627	—	19,455
Segment income (loss) from operations	55,404	14,613	270	(10,905)	59,382
Impairment, restructuring and other charges	1,433	—	2,636	2,099	6,168
Income (loss) from operations	$53,971	$14,613	$(2,366)	$(13,004)	$53,214
Capital expenditures	$5,681	$834	$690	$354	$7,559
Depreciation and amortization	$6,217	$1,790	$1,040	$475	$9,522
(2)	For the three months ended March 31, 2026, no customer accounted for 10% or more of the Company’s consolidated net revenues.

	Nine Months Ended March 31, 2025
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (3):
External customer revenue	$829,209	$253,294	$125,678	$—	$1,208,181
Revenue between segments	—	46,104	—	(46,104)	—
Total revenues	829,209	299,398	125,678	(46,104)	1,208,181
Cost of goods sold	536,651	233,921	63,801	(45,136)	789,237
Selling, general and administrative expenses	118,121	24,443	44,683	28,947	216,194
Research and development expenses	38,141	3,874	12,585	—	54,600
Segment income (loss) from operations	136,296	37,160	4,609	(29,915)	148,150
Impairment, restructuring and other charges	1,882	619	779	368	3,648
Income (loss) from operations	$134,414	$36,541	$3,830	$(30,283)	$144,502
Capital expenditures	$10,945	$3,299	$690	$2,779	$17,713
Depreciation and amortization	$22,001	$5,513	$3,945	$1,205	$32,664
(3)	For the nine months ended March 31, 2025, one customer in the Security division accounted for 13% of the Company’s consolidated net revenues.

	Nine Months Ended March 31, 2026
		Optoelectronics
		and
	Security	Manufacturing	Healthcare	Corporate/
	Division	Division	Division	Eliminations	Consolidated
Revenues (4):
External customer revenue	$908,216	$275,732	$117,978	$—	$1,301,926
Revenue between segments	—	57,279	—	(57,279)	—
Total revenues	908,216	333,011	117,978	(57,279)	1,301,926
Cost of goods sold	612,645	262,087	58,048	(55,992)	876,788
Selling, general and administrative expenses	111,339	25,596	42,480	29,228	208,643
Research and development expenses	41,104	3,795	14,742	—	59,641
Segment income (loss) from operations	143,128	41,533	2,708	(30,515)	156,854
Impairment, restructuring and other charges	5,087	261	4,325	2,099	11,772
Income (loss) from operations	$138,041	$41,272	$(1,617)	$(32,614)	$145,082
Capital expenditures	$13,432	$4,228	$2,226	$1,386	$21,272
Depreciation and amortization	$19,466	$5,191	$3,277	$1,454	$29,388
(4)	For the nine months ended March 31, 2026, no customer accounted for 10% or more of the Company’s consolidated net revenues.

	June 30,	March 31,
	2025	2026
Assets (1) —by Segment:
Security division	$1,608,985	$1,676,393
Optoelectronics and Manufacturing division	300,405	298,898
Healthcare division	270,428	284,204
Corporate/Eliminations (2)	61,439	294,936
Total	$2,241,257	$2,554,431
(1)As of June 30, 2025 and March 31, 2026, one customer in the Security division accounted for 42% and 40% of the Company’s accounts receivable, net, respectively.
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

This management’s discussion and analysis of financial condition as of March 31, 2026 and results of operations for the three and nine months ended March 31, 2026 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the SEC. Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; government shutdown; delays in revenue recognition related to the timing of customer acceptance; the impact of potential information technology, cybersecurity or data security breaches; changes in domestic and foreign government spending, budgetary, procurement, and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict or conflicts in the Middle East, including the potential for broad economic disruption and increased global tensions; global economic uncertainty, including the impact of tariffs; material delays and cancellations of orders or deliveries thereon, supply chain disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; unfavorable interest rate fluctuations; effect of changes in tax legislation, guidance and interpretations; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the fiscal year; contract and regulatory compliance matters, and actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those factors described in our other SEC filings. All forward-looking statements contained in this report are qualified in their entirety by this section. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation other than as may be required under securities laws to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions and radio frequency equipment; (b) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others; and (c) Healthcare, providing patient monitoring, cardiology and remote monitoring, and connected care systems and associated accessories.

Security Division. Through our Security division, we provide security screening products and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. We also advance the application of radio frequency broadcast transmission and scientific and industrial equipment for a global customer base across various sectors.

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

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, interest rates, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with political unrest internationally and the volatile U.S. political climate, have created uncertainty and impacted demand for certain of our products and services. The continued conflict between Russia and Ukraine and in the Middle East and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

Supply and Demand for Memory and Semiconductor Components. We have experienced tighter supply conditions and increased costs for certain memory associated and semiconductor components, reflecting a broader global imbalance between supply and demand for memory used in data center and AI related infrastructure. While we have taken actions to mitigate these impacts, continued constraints in component availability could adversely affect our business.

Healthcare Considerations. Certain hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted.

Government Policies. Our results of operations and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies, as well as potential or actual U.S. government shutdowns, including the impact on near-term bookings and revenues of the recent Department of Homeland Security shutdown.

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

Military Conflicts and Geopolitical Tensions in the Middle East. Ongoing military conflicts and geopolitical tensions in the Middle East, including involving Iran, may adversely affect global markets, energy prices, supply chain reliability, transportation networks, customer demand, and investor confidence, which could materially impact demand for our products and services from our customers, timing of delivery of products and services, and our results of operations.

In light of the ongoing conflicts and heightened global instability, we expect continued uncertainty in the global security, political, budget and regulatory environment. Initiatives to reduce governmental spending, federal budget and debt ceiling action and further changes in the U.S. government policy positions, including trade and foreign policy, tax policy and defense policies or priorities, could materially impact defense spending broadly and our programs in particular.

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 0.8% for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily due to the weakening of the U.S. dollar against other foreign currencies in 2026. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales for the remainder of the fiscal year, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales for the remainder of the fiscal year.

Results of Operations for the Three Months Ended March 31, 2025 (Q3 Fiscal 2025) Compared to the Three Months Ended March 31, 2026 (Q3 Fiscal 2026) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q3	% of	Q3	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Security	$314.9	70.9%	$319.2	70.4%	$4.3	1.4%
Optoelectronics and Manufacturing	85.7	19.3	93.3	20.6	7.6	8.9
Healthcare	43.7	9.8	40.7	9.0	(3.0)	(6.9)
Total net revenues	$444.3	100%	$453.2	100%	$8.9	2.0%

Revenues for the Security division during Q3 fiscal 2026 increased year-over-year due primarily to increases in service revenues of approximately $6.1 million, offset by a slight decrease in product revenue of $1.7 million. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during Q3 fiscal 2026 increased year-over-year as a result of an increase in revenues in our contract manufacturing business.

Revenues for the Healthcare division during Q3 fiscal 2026 decreased year-over-year primarily due to a decrease in patient monitoring sales and service of $5.0 million and $1.0 million, respectively, partially offset by an increase in cardiology product sales of $3.0 million.

Gross Profit

	Q3	% of	Q3	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Gross profit	$150.3	33.8%	$150.3	33.2%

Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, tariffs, and logistics. Gross profit were comparable to the same period last year. The gross margin decreased as compared to the prior year comparable period as the prior year period had a more favorable mix of Security division product revenues.

Operating Expenses

	Q3	% of	Q3	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Selling, general and administrative	$73.2	16.5%	$71.5	15.8%	$(1.7)	(2.3)%
Research and development	18.6	4.2	19.5	4.3	0.9	4.8
Impairment, restructuring and other charges, net	2.3	0.5	6.2	1.3	3.9	169.6
Total operating expenses	$94.1	21.2%	$97.2	21.4%	$3.1	3.3%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, foreign currency translation, and depreciation and amortization expense. Our SG&A expenses for Q3 fiscal 2026 were $1.7 million lower than in the same prior-year period, primarily due to a favorable impact from foreign currency exchange rates, favorable settlement of a post-acquisition claim and lower professional fees, partially offset by an increase in bad debt expense.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancements. R&D expenses were higher than the same period last year primarily due to an increase in compensation costs to support new product development initiatives in our Security and Healthcare divisions.

Impairment, restructuring and other charges. Impairment, restructuring and other charges generally consist of costs relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, and other non-recurring charges. During Q3 fiscal 2026, we recognized $6.2 million in impairment, restructuring and other charges, which included $0.2 million for impairment of assets, $1.7 million for employee terminations, $2.0 million for acquisition-related costs, $1.2 million for non-recurring business unit modifications and $1.1 million for a legal settlement, primarily in our Healthcare division. During Q3 fiscal 2025, we recognized $2.3 million in impairment, restructuring and other charges, which included $1.8 million for employee terminations and $0.5 million for facility closure costs.

Interest and Other Expense, Net

	Q3	% of	Q3	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Interest and other expense, net	$8.2	1.8%	$4.0	0.9%

Interest and other expense, net. Interest and other expense, net was $8.2 million and $4.0 million for Q3 fiscal 2025 and 2026, respectively. The decrease was due to lower average interest rates on our borrowings due to the paydown of our revolving credit facility using proceeds from the issuance of the 0.50% 2031 Notes in November 2025 and higher interest income on increased levels of cash in Q3 fiscal 2026 compared to the same prior year period.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors, including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections (v) tax holidays granted to certain of our international subsidiaries and (vi) discrete tax items. For Q3 fiscal 2025 and 2026, we recognized a provision for income taxes was $6.9 million and $9.0 million, respectively. The effective tax rates for Q3 fiscal 2025 and 2026 were 14.3% and 18.3%, respectively. During Q3 fiscal 2026 we recognized net discrete tax benefits of $2.6 million related to equity-based compensation under ASU 2016- 09 and uncertain tax benefits. During Q3 fiscal 2025 we recognized net discrete tax benefits of $4.5 million related to equity-based compensation under ASU 2016-09 and changes in prior year tax estimates and uncertain tax benefits.

Results of Operations for the Nine Months Ended March 31, 2025 (YTD Q3 Fiscal 2025) Compared to the Nine Months Ended March 31, 2026 (YTD Q3 Fiscal 2026) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Security	$829.2	68.6%	$908.2	69.8%	$79.0	9.5%
Optoelectronics and Manufacturing	253.3	21.0	275.7	21.2	22.4	8.8
Healthcare	125.7	10.4	118.0	9.0	(7.7)	(6.1)
Total net revenues	$1,208.2	100.0%	$1,301.9	100%	$93.7	7.8%

Revenues for the Security division during YTD Q3 fiscal 2026 increased year-over-year due to an increase in product and service revenues of approximately $25.5 million and $53.5 million, respectively. The increase in product revenues was primarily driven by growth in aviation screening systems and radio frequency products. The increase in service revenue was due primarily to an increase in the installed base of products.

Revenues for the Optoelectronics and Manufacturing division during YTD Q3 fiscal 2026 increased year-over year as a result of an increase in revenue in both our contract manufacturing business and our optoelectronics business.

Revenues for the Healthcare division during YTD Q3 fiscal 2026 decreased year-over-year primarily due to a decrease in patient monitoring sales and service of $11.2 million and $1.2 million, respectively, partially offset by an increase in cardiology product sales of $4.7 million.

Gross Profit

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Gross profit	$418.9	34.7%	$425.1	32.7%

Gross profit increased approximately $6.2 million in YTD Q3 fiscal 2026 as compared to the prior year driven by the increase in sales. The gross margin decreased as compared to the prior year comparable period as the prior year period had a favorable mix of Security division product revenues.

Operating Expenses

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues	$ Change	% Change
Selling, general and administrative	$216.2	17.9%	$208.6	16.0%	(7.6)	(3.5)%
Research and development	54.6	4.5	59.6	4.6	5.0	9.2
Impairment, restructuring and other charges, net	3.6	0.3	11.8	0.9	8.2	222.7
Total operating expenses	$274.4	22.7%	$280.0	21.5%	5.6	2.0%

Selling, general and administrative. SG&A expenses for YTD Q3 fiscal 2026 were $7.6 million lower than in the same prior-year period, primarily due to decreased employee compensation, favorable settlement of a post-acquisition claim and a favorable impact from foreign currency exchange rates, partially offset by higher bad debt expense in YTD Q3 fiscal 2026 compared to the same prior-year period.

Research and development. R&D expenses for YTD Q3 fiscal 2026 increased $5.0 million over the same prior-year period driven by increased compensation costs to support new product development initiatives in our Security division and Healthcare division.

Impairment, restructuring and other charges. In YTD Q3 fiscal 2026, we recognized $11.8 million in impairment, restructuring and other charges, which included $1.2 million for impairment of assets, $2.7 million for employee terminations, $2.0 million for acquisition-related costs, $2.6 million for non-recurring business unit modifications and $1.1 million for a legal settlement in our Healthcare division, and $2.2 million of non-recurring charges in our Security division. In YTD Q3 fiscal 2025, we recognized $3.6 million in restructuring and other charges, which included $0.6 million in acquisition-related costs, $0.8 million for facility closure costs for operational efficiency activities, and $2.3 million for employee terminations.

Interest and Other Expense, Net

	YTD Q3	% of	YTD Q3	% of
	Fiscal 2025	Net Revenues	Fiscal 2026	Net Revenues
Interest and other expense, net	$24.2	2.0%	$22.1	1.7%

Interest and other expense, net. Interest and other expense, net was $24.2 million and $22.1 million for YTD Q3 fiscal 2025 and 2026, respectively. The decrease was a result of lower average interest rates on our borrowings due to the paydown of our revolving credit facility using proceeds from the new convertible notes and higher interest income on increased levels of cash in YTD Q3 fiscal 2026 compared to the same prior year period. This decrease was partially offset by an increase in other expense in fiscal 2026 of $4.4 million for prior service cost amortization due to a pension plan amendment in December 2025 for our former CEO.

Income taxes. For YTD Q3 fiscal 2025 and 2026, we recognized a provision for income taxes of $23.4 million and $23.5 million, respectively. The effective tax rates for YTD Q3 fiscal 2025 and 2026 were 19.5% and 19.1%, respectively. For YTD Q3 fiscal 2025, we recognized a discrete tax benefit of $1.3 million related to equity-based compensation under ASU 2016-09 and a discrete tax benefit of $4.1 for changes in prior year estimates and uncertain tax benefits. For YTD Q3 fiscal 2026, we recognized a discrete tax benefit of $2.1 million related to equity-based compensation under ASU 2016-09 and a benefit of $3.3 million for changes in prior year estimates and uncertain tax benefits.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations and our credit facilities. Cash and cash equivalents totaled $345.2 million at March 31, 2026 compared to $106.4 million at June 30, 2025. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and the foreseeable future beyond that. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our current obligations in the U.S.

In November 2025, we issued an aggregate of $575.0 million principal amount of 0.5% convertible senior notes due in February 2031. In connection with the issuance of the 2031 Notes, we repurchased 546,945 shares of our common stock for approximately $146.1 million. We also repaid $288.1 million of borrowings under our revolving credit facility.

In July 2025 we amended and extended our credit facility to mature in July 2030, to increase the revolving limit from $600 million to $725 million and replaced the $128.1 million term loan with a new $100.0 million term loan. The sub-limit for letters of credit was increased from $300 million to $350 million, which includes up to $300 million for borrowings in certain foreign currencies. As of March 31, 2026, there were no borrowings outstanding under the revolving credit facility, $106.7 million of outstanding letters of credit, and $95.0 million outstanding under the term loan. As of March 31, 2026, the total amount available under our credit facility was $618.3 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period, as net income, adjusted for non-cash items, and working capital fluctuations impact cash flows. For YTD Q3 fiscal 2026, cash provided by operations was $93.8 million compared to $97.0 million in the comparable prior-year period. The net decrease in cash flows from operating activities was due primarily to unfavorable changes in net working capital, including lower advances from customers and lower impact of changes in deferred revenue compared to the same prior-year period. These unfavorable impacts were partially offset by favorable changes in accounts receivable, inventories, and accrued payroll and related expenses, as well as higher net income compared to the same prior-year period.

Cash Used in Investing Activities. Net cash used in investing activities was $28.5 million for YTD Q3 fiscal 2026 as compared to $106.4 million in the same prior year period. The decrease in cash used in investing activities was primarily due to cash paid for the acquisition of a business in YTD Q3 fiscal 2025 compared to a negligible amount in YTD Q3 fiscal 2026. Capital expenditures for YTD Q3 fiscal year 2026 were $21.3 million compared to $17.7 million in the same prior-year period. Proceeds from the sale of property and equipment for YTD Q3 fiscal 2026 were primarily due to the sale of a facility located in Dallas, Texas.

Cash Provided by Financing Activities. Net cash provided by financing activities was $174.1 million for YTD Q3 fiscal 2026, compared to $10.4 million during the same prior-year period. The increase in cash flows from financing activities was primarily due to net proceeds of $562.9 million from issuance of the 2031 Notes, partially offset by (1) net repayment of $178.0 million on our revolving credit facility and (2) the repurchase of our common shares for an aggregate of $146.1 million. This is compared to net proceeds of $340.6 million from issuance of the 2029 Notes, partially offset by (1) net repayment of $228.0 million on our revolving credit facility and (2) repurchases of common shares for an aggregate of $80.4 million in the same prior-year period. In connection with the July 2025 amendment and extension of our revolving credit facility, we replaced the $128.1 million term loan with a new $100.0 million term loan. Taxes paid related to net share settlement of equity awards were $36.3 million during YTD Q3 fiscal 2026 compared to $22.6 million in the same prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding issuance of the 2031 Notes, our revolving credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $345.2 million at March 31, 2026. Of this amount, approximately 25% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in the United Kingdom, India, Singapore, Canada, and Malaysia and to a lesser extent in Albania, Australia, and Guatemala, among other countries. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

We did not repurchase any shares of common stock during the third quarter of fiscal year 2026.

Contractual Obligations

During the nine months ended March 31, 2026, other than the replacement of the $128.1 million term loan with a $100.0 million term loan in July 2025 in connection with the expansion and extension of our credit facility and issuance of the 2031 Notes in November 2025, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. See Note 1 for further discussion. There were no new pronouncements adopted in the third quarter of fiscal year 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes in our exposure to market risk during the nine months ended March 31, 2026 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 25, 2025, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the third quarter of fiscal 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

Code of Ethics & Conduct

As part of its review of our corporate governance policies, our Board of Directors adopted an updated Code of Ethics & Conduct (the “Updated Code”), effective May 1, 2026. The Updated Code is applicable to all Company employees, officers, and directors.

The Updated Code includes clarification around emerging risk areas as well as other non-substantive enhancements.

The foregoing description of the Updated Code is qualified in its entirety by reference to the full text of the Updated Code, which is filed as exhibit 14.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The Updated Code is also publicly available on our website at http://www.osi-systems.com.

ITEM 6. EXHIBITS

Exhibit Number	Description
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 1, 2026

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 4th day of May, 2026.

OSI SYSTEMS, INC.

By:	/s/ Ajay Mehra
Ajay Mehra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Cary Okawa
Cary Okawa
Chief Accounting Officer
(Principal Accounting Officer)