Form 10-K
period 2026-06-30
OSI SYSTEMS INC
filed 2026-08-21
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold on December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,020,393,452. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates of the registrant. The number of shares outstanding of the registrant’s Common Stock as of August 17, 2026 was 15,941,968.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2026 annual meeting of stockholders are incorporated by reference into Part III. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

PART I

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, including, without limitation, delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; government shutdowns; delays in revenue recognition related to the timing of customer acceptance; the impact of potential information technology, cybersecurity or data security breaches; changes in domestic and foreign government spending and budgetary, procurement and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict or conflicts in the Middle East, including the potential for broad economic disruption, increased global tensions, or potential disruptions to customer operations, procurement activities, transportation networks and project timing; global economic uncertainty, including the impact of tariffs; material delays and cancellations of orders or deliveries thereon, supply chain and transportation networks disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; unfavorable interest rate fluctuations; the effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the current fiscal year; contract and regulatory compliance matters, or actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those factors described in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as factors described elsewhere in this report and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). All forward-looking statements contained in this report are qualified in their entirety by this section. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent required to do so under federal securities laws.

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

We have three operating divisions: (a) Security, providing security and inspection systems, turnkey security screening solutions, and high-power radio frequency systems; (b) Optoelectronics and Manufacturing, providing specialized electronic components for our Security and Healthcare divisions, as well as to third parties for applications in the defense and aerospace markets, among others; and (c) Healthcare, providing patient monitoring, cardiology and remote monitoring, and connected care systems and associated accessories.

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

The global market for high-power radio frequency (RF) systems is expanding. High-power over-the-horizon radar (OTHR) can provide 24/7 coverage of air, land and orbital space well outside the political borders of most countries. The U.S. has an initiative called Golden Dome, which, among other objectives, seeks to expand air defense surveillance capability. Other countries may seek similar expanded capabilities. Global navigation systems such as GPS are under constant attack by threat actors. There is a global need for more secure and redundant systems to ensure continuous access to accurate position and time data. Secure communications networks face ever more sophisticated threats and thus demand for secure digital long-range communication is increasing.

Optoelectronics and Manufacturing Division. We believe that continued advances in technology have broadened the optoelectronics market by enabling the use of optoelectronic devices in a greater number of applications. In addition, we see the continued electrification and miniaturization of products to expand the markets for providing electronic manufacturing services to OEMs who increasingly see the benefit of outsourcing the design and manufacture of optoelectronic devices as well as value-added subsystems to fully-integrated, independent manufacturers, like us, which may offer greater specialization, broader expertise, and more flexibility to respond to short cycle times and quicker market expectations.

Our optoelectronic devices are utilized in a wide range of applications across various markets, including aerospace and defense, automotive, medical imaging and diagnostics, life sciences and biotechnology, pharmaceuticals, nanotechnology, telecommunications, construction, and homeland security. Medical applications for our devices include diagnostic and imaging products, patient monitoring equipment, and glucose monitors. Aerospace and defense applications for our devices include satellite navigation sensors, laser-guided munitions systems, range finders, and other applications that require the conversion of optical signals into electrical signals. Homeland security applications for our devices include X-ray imaging, chemical, biological, radiological, nuclear, and explosive-based detection systems. Our optoelectronic devices and value-added subsystems are also used in a wide range of measurement control, monitoring, and industrial applications, serving as key components in telecommunications technologies. We also offer electronics manufacturing services to broader markets, as well as to our optoelectronics customers and our Security and Healthcare divisions. We offer full turnkey solutions as well as printed circuit board assembly, cable and harness assembly, liquid crystal displays, and box-build manufacturing services, in which we provide product design and development, supply chain management, and production manufacturing services. Additionally, our North America based flexible circuit businesses offer design expertise, fabrication capabilities, and assembly of flexible and rigid circuit boards for the growing North American manufacturing and product development markets for industrial, medical, military, and consumer applications.

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

Capitalizing on the Market for Security and Inspection Systems. The trend toward increased screening of goods entering and departing from ports and crossing borders has resulted, and may continue to result in, the growth in the market for cargo inspection systems and turnkey security screening services that are capable of inspecting shipping containers (including trucks and rail cars) for contraband and assisting customs officials in the verification of shipping manifests. Package and cargo screening by freight forwarders, airlines and air cargo companies represents a growing sector, as regulations in the United States and Europe have continued to require screening of air cargo shipments. In Europe, increasing investment in border security and immigration management to combat illegal smuggling, unauthorized border crossings and other cross-border threats are creating additional growth opportunities for our cargo and vehicle inspection solutions as well as our biometric identity verification screening technologies. We are capitalizing on opportunities to replace, service and upgrade existing security installations, and offering turnkey security screening solutions in which we are constructing, staffing and/or operating security screening checkpoints for our customers.

We expect that a market for software-as-a-service (SaaS) platforms that are capable of integrating the data that security inspection systems produce with related information derived from vehicle license plates, cargo container numbers, drivers’ licenses, government databases, and other sources will also continue to develop, mature and grow, particularly as customers shift their operating procedures to take advantage of secure, cloud-based, networking technologies. We are a leader in the development of these platforms, including the transmission of such data to operators that may be working within secure, remote screening facilities hundreds or thousands of miles away from the security checkpoint. Our platforms are used by customs and tax authorities in the United States, Europe, Middle East, Oceania and Latin America to screen millions of containers and vehicles. We believe that government agencies and commercial customers will continue to rely on such SaaS offerings to review and adjudicate screening decisions remotely, over secure networks, as well as to communicate with and monitor the performance of their employees working on the ground at distant ports, border crossings and other checkpoints. In addition, we deliver inspection algorithms combining data and image information into SaaS integrated operations.

Finally, we also intend to continue to develop new security and inspection products and technologies, including software and algorithms, and to enhance our current product and service offerings through internal research and development and selective acquisitions.

Improving and Complementing Existing Medical Technologies. We develop and market patient monitoring systems, cardiology and remote monitoring products, connected care solutions, remote clinical monitoring, clinical decision support, and associated supplies and accessories. Our efforts to develop new products and improve our existing medical technologies are focused on the needs of healthcare organizations, caregivers, and their patients. Our efforts to improve existing medical technologies concentrate on providing products that are flexible and intuitive to use so that clinicians can deliver accurate, precise, reliable and cost-effective care.

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

Security and Inspection Products and Solutions. We design, manufacture and market security and inspection systems globally to end users primarily under the “Rapiscan” trade name. Our Security products are used to inspect baggage, parcels, cargo, people, vehicles and other objects for various contraband and prohibited items including weapons, explosives, drugs, biosecurity threats, and nuclear materials. These systems are also used for the safe, accurate and efficient verification of cargo manifests for the purpose of assessing duties and monitoring the export and import of controlled materials. Our Security products fall into the following categories: baggage and parcel inspection; cargo and vehicle inspection; hold (checked) baggage screening; people screening; radiation monitoring; explosive and narcotics trace detection; and optical inspection systems. We also offer turnkey security screening services, an enterprise inspection process integration platform, operator training, and the staffing and operation of security screening checkpoints under the “S2” trade name. We have recently expanded this capability to include management of full-service checkpoint operations at several U.S. airports as part of TSA’s privatized screening initiative under the Screening Partnership Program.

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

Many of our security and inspection systems utilize dual-energy X-ray imaging technology, in combination with software enhanced imaging methods and algorithms to facilitate the detection of contraband materials and items such as explosives, weapons, and narcotics. Dual energy imaging allows some material properties to be identified. Additionally, dual-view X-ray imaging allows operators to view and examine objects from two directions simultaneously, thereby improving the operator’s ability to detect threats quickly and effectively. Some of our systems also use different types or combinations of X-ray imaging in addition to dual-energy, such as multi-view and computed tomography. Algorithms that process images and related data from these systems significantly enhance the overall probability of detection of a range of threat items and materials. Typical threat items include explosives and weapons.

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

We provide electronics design and manufacturing services in North America, the United Kingdom, and the Asia Pacific region. Our offerings include printed circuit board assemblies, cable and harness assemblies, and complete systems. Our factories are equipped with automated surface mount technology (SMT) lines and other advanced automated manufacturing equipment. We offer these services to OEM customers and end users in various sectors, including medical, automotive, defense, aerospace, industrial, and consumer electronics applications that are not primarily focused on integrating optoelectronic devices. Additionally, we design and manufacture custom LCD displays for medical, industrial, and consumer electronics applications, as well as design and fabricate flex circuits for OEM customers ranging from the prototype stage to mass production. Our electronics manufacturing services are provided primarily under the trade names “OSI Electronics,” “Altaflex,” and “PFC Flexible Circuits.”

Patient Monitoring, Cardiology and Remote Monitoring, and Clinical Decision Support. Our Healthcare division designs, manufactures and markets products globally to end users primarily under the “Spacelabs Healthcare” trade name.

Spacelabs products include patient monitors for use in perioperative, critical care, step down telemetry, and emergency care environments with neonatal, pediatric and adult patients. Our patient monitoring systems include bedside monitors such as the Xprezzon and Qube as well as telemetry solutions. These bedside monitors and telemetry devices are networked via wired or wireless networks and data is distributed to centralized surveillance solutions (Xhibit Central Station) and integrated into hospital information systems via products such as Intesys Clinical Suite (ICS). These solutions enable caretakers to monitor critical physiological parameters and to respond to patient conditions by accessing patient data where and when it is required.

Spacelabs SafeNSound™ assists hospitals in providing value-based care by streamlining workflows and improving communications. Features include comprehensive reporting tools, a communications dashboard for monitor technicians, and a device management system to admit patients to monitors/telemetry at the bedside. These tools help address top challenges facing hospitals today.

Spacelabs’ predictive analytics clinical decision support solutions enable continuous patient surveillance and early identification of clinical deterioration across hospital care settings. The suite includes FDA-cleared and regulated products featuring the Rothman Index, a proprietary patient condition score available through EMR-integrated, web-based, or mobile app interfaces. Together, they support and accelerate care improvement initiatives that hospitals are actively prioritizing and investing in today.

Our Pathfinder SL® and Lifescreen™ Pro analysis tools provide clinicians the ability to save Holter analysis time and to do detailed analysis when needed inside or outside the hospital. Our Eclipse Pro Holter recorders provide up to 14 days of 3-channel recording or up to 72 hours of 12 lead with pacing. Our Eclipse Mini Ambulatory ECG Recorder provides up to 30 days of 3-channel ECG and when paired with Lifescreen™ Pro clinicians can analyze millions of heart beats within minutes. We are also a supplier of ambulatory blood pressure (ABP) monitors which are routinely used by physicians around the world and by contract research organizations. Many physicians are using ambulatory blood pressure monitoring to detect “white coat” hypertension, a condition in which people experience elevated blood pressure in the doctor’s office but not in their daily lives. Ambulatory blood pressure monitoring helps improve diagnostic accuracy and minimize the associated costs of treatment. Spacelabs OnTrak™ ambulatory blood pressure system has been validated for both pediatric and adult patient types and includes the capability to measure activity correlation with non-invasive blood pressure readings.

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

Markets, Customers and Applications

Security and Inspection Products. Some security and inspection products were developed originally in response to civilian airline hijackings. Consequently, certain of our security and inspection products have been and continue to be sold for use at airports. Our security and inspection products are also used for security and customs purposes at locations in addition to airports, such as border crossings, shipping ports, critical infrastructure facilities, international mail facilities, sports and entertainment venues, military and other government installations, freight forwarding facilities, high-profile locations and for high-profile events such as the Olympic Games, FIFA World Cup, and other sporting events. We also provide turnkey security screening solutions, which can include the construction, staffing and long-term operation of security screening locations for our customers.

Our customers include, among many others, the U.S. Department of Homeland Security, U.S. Department of War, U.S. Department of State, U.S. Department of Commerce, and U.S. Department of Justice, as well the ministries and departments of many international governments, including transportation and border control authorities and other critical infrastructure agencies.

Our contracts with the U.S. Government are generally subject to termination for convenience at the election of the U.S. Government. For the fiscal year ended June 30, 2026, our Security division’s direct sales to the U.S. Government were approximately $207.3 million. Additionally, certain of our contracts with foreign governments also contain provisions allowing the government to terminate a contract for convenience. For further discussion, please refer to Item 1A. “Risk Factors.”

Optoelectronic Devices and Electronics Manufacturing Services. Our optoelectronic devices and electronics are used in a broad range of products for various customers across the following market segments: defense, aerospace, and avionics; medical and life sciences; healthcare; telecommunications; homeland security; toll and traffic management; automotive and industrial.

Patient Monitoring, Cardiology and Remote Monitoring, and Connected Care Solutions. Our patient monitoring, cardiology and remote monitoring, and connected care solutions are manufactured and distributed globally for use throughout the hospital, in areas such as critical care, emergency, perioperative and step down telemetry units. Our solutions are also utilized in physicians’ offices, medical clinics and ambulatory surgery centers.

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

Research and Development

Our security and inspection systems are designed and developed across a global network of engineering and software teams in the United States, United Kingdom, Australia, Germany, Singapore, and India. These teams work in an integrated manner across mechanical, electrical, and software disciplines to deliver complete inspection solutions. In addition to system design, we provide civil works and system integration services to deploy and connect our platforms within broader operational environments, including customer networks and external data systems. Our software teams play a central role in this integration, enabling secure data exchange, remote operations, and the continuous improvement of inspection performance. We support cooperative and government-funded research initiatives with universities, laboratories, and government agencies. Through ongoing software development and algorithm enhancements, we are able to address increasingly complex inspection challenges and deliver measurable improvements in detection, efficiency, and operational scalability.

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

Manufacturing and Materials

We currently manufacture our security and inspection systems domestically in California and Massachusetts, and internationally in Germany, Malaysia and the United Kingdom. We manufacture our RF products in Texas. We currently manufacture our patient monitoring and cardiology and remote monitoring systems in Washington state. We outsource manufacturing of certain of our supplies and accessories. We currently manufacture our optoelectronic devices and provide electronics manufacturing services domestically in California and New Jersey, and internationally in Canada, Mexico, India, Indonesia, Malaysia, and the United Kingdom. Most of our high-volume, labor-intensive manufacturing activities are performed at our facilities in Mexico, India, Indonesia and Malaysia.

Our ability to manufacture products and provide follow-on services from offices located in these regions enables us to remain in close proximity to our customers, which is a key component of our global strategy.

Our global manufacturing organization has expertise in optoelectronics, microelectronics, and integrated electronics for industrial and automation, medical, aerospace and defense industry applications. Our manufacturing includes semiconductor silicon and laser wafer processing and fabrication, optoelectronic device assembly and screening, thin and thick film microelectronic hybrid assemblies, surface mount and through-hole printed circuit board electronic assemblies, cable and harness assemblies, LCD and TFT displays, box-build manufacturing, and flex and rigid - flex circuitry on a complete turnkey basis. To support our manufacturing operations, we outsource specific requirements, including sheet metal fabrication and molding of plastic components.

The principal raw materials and subcomponents used in producing our security and inspection systems consist of X-ray generators, linear accelerators, detectors, data acquisition and computer systems, conveyance systems, vehicles, and miscellaneous mechanical and electrical components. A large portion of the optoelectronic devices, subsystems and circuit card assemblies used in our inspection systems are manufactured in-house. A large proportion of our X-ray generators, linear accelerators, computers and conveyance systems used in our cargo and vehicle inspection systems are purchased from unaffiliated third-party providers. We purchase high-power RF vacuum tubes from foreign and domestic sources.

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

Information Technology and Cybersecurity Risk Management

We rely extensively on digital technology to conduct operations and engage with our customers and business partners. As the complexity of our engagements grows, so do the threats from cyber-intrusion, ransomware, denial of service, phishing, account takeover, data manipulation and other cyber-misconduct. To counter these threats, we have implemented an information security management system (ISMS) focused on data confidentiality, integrity, and availability. Our ISMS has been certified as ISO/IEC 27001-2022 compliant, and we engage independent third parties (ISO auditors and security compliance firms) to test and assess our cybersecurity controls annually. Similarly, we conduct external cyber-penetration testing annually to assess and improve our security posture and reduce cybersecurity risk. Through a combination of governance, risk, and compliance (GRC) resources, we also (i) proactively monitor IT controls to ensure compliance with legal and regulatory requirements, (ii) perform third-party risk management assessments, (iii) ensure essential business functions remain available during business disruptions, (iv) develop and update incident response plans to address potential weaknesses, and (v) maintain cyber-incident management and reporting procedures. Our ISMS and GRC processes are designed to prioritize IT and cybersecurity risk areas, identify solutions that minimize such risks, pursue optimal outcomes, and maintain compliance with contractual obligations. We maintain a global security operations center with the capability to investigate and trigger impact mitigation protocols in real-time. These capabilities allow us to reduce exposure should a security incident arise. For additional information regarding the risks associated with these matters, see Item 1A. “Risk Factors” and Item 1C. “Cybersecurity.”

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

Patents. We possess rights to a number of U.S. and foreign patents relating to various aspects of our security and inspection products, healthcare products and optoelectronic devices and subsystems. Our current patents will expire at various times between 2026 and 2044. While we continue to file new applications and pursue new patents, it remains possible that pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity or enforceability, or may be found to not be infringed by any third parties. Although we believe that our patents have value, our patents, or any additional patents that may be issued in the future, may not be able to provide meaningful protection from competition.

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

Government Regulation of Medical Devices

The patient monitoring, cardiology and remote monitoring, and connected care systems we design, manufacture, and market are subject to regulation by numerous government agencies, principally the U.S. Food and Drug Administration (FDA), and by other federal, state, local and foreign authorities. These systems are also subject to various U.S. and foreign product performance and safety standards. Our medical device product candidates must undergo an extensive government regulatory clearance or approval process prior to sale in the United States and other countries, including submission demonstrating clinical safety and efficacy of intended use, as well as the continuing need for compliance with applicable laws and regulations. This may require significant interaction with regulatory agencies and the expenditure of substantial resources.

United States FDA. In the United States, the FDA has broad regulatory powers with respect to preclinical and clinical testing of new medical devices and the designing, manufacturing, labeling, storage, record keeping, marketing, advertising, promotion, distribution, post-market monitoring and reporting and import and export of medical devices. Unless an exemption applies, federal law and FDA regulations require that all new or significantly modified medical devices introduced into the market be preceded either by a premarket notification clearance under section 510(k) of the Federal Food, Drug and Cosmetic Act (FFDCA), or an approved premarket approval (PMA) application. Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation (QSR) facility registration and product listing, reporting of adverse events and malfunctions and truthful and non-misleading promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

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

In February 2024, the U.S. Food and Drug Administration (FDA) issued a final rule revising the Quality System Regulation (QSR) to align more closely with ISO 13485:2016, now referred to as the Quality Management System Regulation (QMSR), which became effective on February 2, 2026.

We have undertaken activities to assess and update our quality management system to align with QMSR requirements. Because our quality management system was already substantially aligned with ISO 13485, we do not expect the transition to QMSR to have a material impact on our operations or compliance posture. However, failure to fully implement or maintain compliance with QMSR could result in regulatory enforcement actions, which could adversely affect our business.

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

Environmental Regulations

We are subject to various environmental laws, directives, and regulations pertaining to the use, storage, handling and disposal of hazardous substances used, and hazardous waste generated, in the manufacture of our products. Such laws mandate the use of controls and practices designed to mitigate the impact of our operations on the environment, and under such laws we may be held liable for the costs associated with the remediation and removal of any unintended or previously unknown releases of hazardous substances on, beneath or from our property and associated operations, including the remediation of hazardous waste disposed off-site. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

We believe that, except to an extent that would not have a material adverse effect on our business, financial condition or results of operations, we are currently in compliance with all environmental regulations in connection with our manufacturing operations, and that we have obtained all environmental permits necessary to conduct our business. The amount and type of hazardous substances used, and hazardous waste generated, by us may increase in the future depending on changes in our operations. To ensure compliance and practice proper due diligence, we conduct appropriate environmental audits and investigations at our manufacturing facilities in North America, Asia Pacific, and Europe, and, to the extent practicable, on all new properties. Our manufacturing facilities conduct regular internal audits to ensure proper environmental permits and controls are in place to meet changes in operations. Third-party investigations address matters related to current and former occupants and operations, historical land use, and regulatory oversight and status of associated properties and operations (including surrounding properties). The purpose of these studies is to identify, as of the date of such report, potential areas of environmental concern related to past and present activities or from nearby operations. The scope and extent of each investigation is dependent upon the size, complexity and operation of the property and on recommendations by independent environmental consultants.

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

In the security and inspection market, competition is based primarily on factors such as product performance specification standards, quality and reliability, maintenance and repair competency, government regulatory approvals and qualifications, the overall cost effectiveness of the system, prior customer relationships and reputation, technological capabilities of the products, price, local market presence, historical program execution experience, and breadth of sales and service organization. Competition results in price reductions and reduced margins and could result in loss of market share. Although our competitors offer products in competition with one or more of our products, we can supply a variety of system types and we offer among the widest arrays of security inspection solutions available from a single supplier. This variety of technologies also permits us to offer unique combinations and hybrid systems to our customers that utilize two or more of these technologies, thereby optimizing flexibility, performance and cost to meet each customer’s unique application requirements.

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

We ship most of our baggage and parcel inspection, people screening, trace detection, patient monitoring, cardiology, remote monitoring systems and optoelectronic devices and value-added subsystems within one to several months after receiving an order. However, such shipments may be delayed for a variety of reasons, including supply chain disruptions and any special design or requirements of the customer. In addition, large orders of security and inspection and RF transmission products and orders for our most complex systems typically require greater lead-times. Further, we provide turnkey screening services to certain customers for which we may recognize revenue over multi-year periods.

Certain of our cargo and vehicle inspection systems and our radio frequency transmission products may require more than a year of lead-time. We have experienced some significant delays associated with shipments of our cargo and vehicle inspection systems to certain customers. Such delays can occur for many reasons, including: (i) additional time necessary to coordinate and conduct factory inspections with the customer before shipment; (ii) a customer’s need to engage in time-consuming site construction projects to accommodate the system, over which we may have no control or responsibility; (iii) additional fine tuning of such systems once they are installed; (iv) design or specification changes by the customer; (v) time needed to obtain export licenses and/or letters of credit; (vi) delays originating from other contractors on the project; and (vii) shipping, logistics, and supply chain constraints.

As of June 30, 2026, our consolidated backlog totaled approximately $1.9 billion, compared to $1.8 billion as of June 30, 2025. Sales orders underlying our backlog are firm orders, although, from time to time we may agree to permit a customer to cancel an order, or an order may be cancelled for other reasons. Variations in the size of orders, product mix, or delivery requirements, among other factors, may result in substantial fluctuations in backlog from period to period. Backlog as of any particular date should not be relied upon as indicative of our revenues for any future period and should not be considered a meaningful indicator of our performance on an annual or quarterly basis.

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

We understand the importance of a diverse workforce, and we are committed to upholding a culture of diversity, equity, and inclusion. We value the unique contributions of our employees, and we hold firm to the ideals of fairness, equal opportunity and mutual respect for all forms of diversity and differing abilities. We are committed to pay equity and protecting the rights of underrepresented groups within our organization, including women, racial and ethnic minorities, and members of the LGBTQ+ community. Our broader diversity strategies include focus at all levels of our organization, including senior management and our Board of Directors. As of June 30, 2026, 42.2% of our global workforce was female and 52.7% of our U.S. workforce was ethnically diverse.

As of June 30, 2026, we employed 7,806 people, of whom 4,708 were employed in manufacturing, 625 were employed in engineering or research and development, 703 were employed in administration, 347 were employed in sales and marketing and 1,423 were employed in service capacities. Of the total employees, 2,538 were employed in the Americas, 4,061 were employed in Asia and 1,207 were employed in Europe.

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

U.S. budgeting process disruptions could reduce government spending, which could adversely impact our revenues, earnings, cash flows and financial condition. Funding for U.S. federal Government activities takes place on an annual basis with the Government fiscal year beginning on October 1 and ending on September 30. In recent years, the budgeting process has often not been completed by October 1st, which has required the temporary extension of funding authority. This in turn can and has resulted in temporary Government shutdowns, causing delays in procurements and contract awards. Because the provision of appropriated funds is undertaken on an annual basis and subject to budgetary rules and requirements, there can be disruptions to federal funding of current and future procurements.

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

Geopolitical instability and conflicts in the Middle East could adversely affect our operations, supply chain, and financial performance. Ongoing military conflict and political instability in the Middle East have created heightened uncertainty in global markets. Escalating hostilities in the region, including disruptions affecting key shipping lanes and energy-producing areas, may result in increased transportation costs, longer transit times, or interruptions in the availability of critical materials. These conditions could impair our ability to fulfill customer orders and maintain normal production schedules and could disrupt customer operations, procurement activities, and project timing. In addition, conflict-related volatility in global oil and gas markets may lead to higher input costs, inflationary pressure, and reduced customer demand in certain end markets. If the conflict expands geographically or intensifies, governments may impose new sanctions, export controls, or other regulatory restrictions that limit our ability to transact with certain suppliers, customers, or financial institutions.

We also rely on third-party logistics providers and carriers that operate in or near affected regions. Any disruption to their operations—including port closures, airspace restrictions, or rerouting of vessels—could materially affect our delivery timelines and cost structure. Because the duration and outcome of the conflict are uncertain, we may experience additional unforeseen impacts. Any of these factors, individually or collectively, could materially and adversely affect our business, financial condition, and results of operations.

We cannot predict the consequences of current or future geopolitical events, but they may adversely affect the markets in which we operate and our results of operations. Ongoing instability and current conflicts in global markets, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing conflict between Russia and Ukraine and in the Middle East and its regional effects, and increased tensions in Asia, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations, and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. In addition, in connection with the current status of international relations with Russia, particularly in light of the conflict between Russia and Ukraine, the U.S. Government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, may also implement sanctions or other restrictive measures. These potential sanctions and export controls, as well as any responses from Russia, could adversely affect us and/or our supply chain, business partners, or customers.

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

The enactment of tariffs by the U.S. Government, along with the unpredictability of the rates and other potential actions that may be taken by the U.S. Government and foreign governments (including trade restrictions, new or increased tariffs or quotas, reciprocal tariffs, embargoes, sanctions and counter sanctions, safeguards or customs restrictions) may materially increase our costs and reduce our margins. These actions may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory actions by other countries. We are currently taking actions to mitigate this cost pressure, including accelerating, increasing or canceling inventory, further diversifying suppliers and re-sourcing to countries with lower tariffs, working with longstanding factory partners to reduce costs, identifying further cost reductions across our business, planning for strategic price increases and pursuing potential tariff refunds. However, there can be no assurance that we will be able to implement any strategies in a timely fashion, that these measures will be successful, or that they will offset the negative impact of the tariffs and other government actions on our business.

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

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers, suppliers, or other third parties; our products and services may be subject to potential cyber-attacks or other information technology vulnerabilities. We manage and store proprietary, sensitive and confidential data related to our business operations. We may be subject to cyber-attacks and breaches of the information technology systems we use for these purposes. Threat actors may be able to penetrate our network and application security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause operational harm. Hackers may also be able to deploy viruses, worms, malware, ransomware and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities in our systems or products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacturing, including “vulnerabilities,” “bugs” and other problems that could unexpectedly interfere with the operation of our systems or products. Cyber-threats vary in technique, are persistent, frequently change, and increasingly are more sophisticated, targeted, and difficult to detect or prevent. We expend significant capital and resources to protect against the threat of security breaches, including cyber-attacks, viruses, worms, malware, ransomware and other malicious software programs. Substantial additional expenditures may be required before or after a cyber-attack to mitigate or alleviate problems caused by unauthorized access, theft of data stored within our information systems, or the introduction of computer malware or ransomware to our environment. Our remediation efforts may not be successful, and there could be interruptions, delays, or cessation of service due to cyber-attacks or other data security breaches.

We often identify attempts to gain unauthorized access to our systems. Given the rapidly evolving nature and proliferation of cyber-threats, there can be no assurance that our employee training, operational, and other technical security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access, damage, or interruption of our systems and operations. We are likely to face attempted cyber-attacks in the future. Cyber threat activity is expected to accelerate as adversaries increasingly leverage AI to enhance attack sophistication and scale. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations. In addition, breaches of our security measures and the unapproved use or disclosure of proprietary information or sensitive or confidential data about us or our suppliers, customers or other third parties could expose us or any such affected third party to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business, even if we were not responsible for the breach. Furthermore, we are exposed to additional risks because we rely in certain capacities on third-party software, data management, and cloud service providers with possible security problems and security vulnerabilities beyond our control. Media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and materially and adversely impact our business.

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

Shares of our common stock issuable upon conversion of the 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”) or the 0.50% Convertible Senior Notes due 2031 (the “2031 Notes”), collectively the “Notes”, may dilute the ownership interest of our stockholders or may adversely affect the market price of our common stock. The conversion of any portion of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, the default settlement method is a combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of notes and shares of our common stock as described in Note 8. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Also the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion. Noteholders may, subject to a limited exception, require us to repurchase their Notes following a fundamental change (as defined in the Convertible Note Indenture) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the related fundamental change repurchase date. In addition, all conversions of Notes require the principal amount to be settled in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our existing credit facility contains certain limitations on cash payments for the conversion, redemption or repurchase of the Notes, including compliance with certain leverage ratios on a pro forma basis after giving effect to such cash payments. Our failure to repurchase Notes or pay the cash amounts due upon conversion when required will constitute a default under the Note Indenture. A default under the Note Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

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

The accounting method for the Notes could adversely affect our reported financial condition and results. The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the 2029 Notes and potential inclusion of underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. In accordance with applicable accounting standards, the Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which are being amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income. In addition, the shares underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, the potential common shares issuable upon conversion of the Notes will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price because the principal amount of the Notes will be settled in cash upon conversion, then we will calculate our diluted earnings per share assuming that all of the Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. The after-tax interest expense associated with the Notes will not be added back to the numerator of the diluted earnings per share calculation for these purposes. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

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

We are subject to import and export controls that could subject us to liability or impair our ability to compete in international markets. Due to the international scope of our operations, we are subject to a complex system of import - and export-related laws and regulations, including U.S. export control and customs regulations and customs regulations of other countries. These regulations are complex and vary among the legal jurisdictions in which we operate. Any alleged or actual failure to comply with such regulations may subject us to government scrutiny, investigation, and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States. Depending on severity, any of these penalties could have a material impact on our business, financial condition and results of operations.

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

In addition, regulators, including the European Union and the State of California, have adopted, or are considering adopting, regulations regarding ESG matters, including, but not limited to, climate change-related matters. Such regulatory approaches are not uniform, which may increase the cost and complexity of compliance. Addressing stakeholder expectations, including regulations, entails costs and any failure to successfully navigate such expectations may result in reputational harm, loss of customers or contracts, potential regulatory or investor engagement, or other adverse impacts to our business.

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

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We maintain high standards with respect to cybersecurity and our cybersecurity risk management program is integrated into our enterprise risk management framework, overseen by our Information Security Officer (“ISO”), meaning that cyber-risks are identified, evaluated, and managed with the same rigor as other strategic, operational, and financial risks. We have adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework principles as a guide for our security controls and processes, helping us structure our activities around identifying potential threats, protecting systems, detecting incidents, responding to events, and recovering operations. We engage independent third-party cybersecurity auditors and testers annually to review our Information Security Management (ISMS) and renew our ISO/IEC 27001 certification. Key elements of our program include:

●	Preventive Controls and Monitoring: We employ multiple layers of technical controls (firewalls, intrusion detection systems, encryption, and multi-factor authentication) and proactively monitor these controls to ensure compliance with security policies, legal regulations, contractual obligations and industry best practices. Our Global Security Operations Center operates 24/7 with real-time monitoring capabilities to rapidly investigate alerts and trigger containment measures, which helps us minimize exposure or damage if a cybersecurity incident occurs.
●	Vulnerability Management and Testing: We conduct regular vulnerability assessments and annual external penetration testing of our systems and applications to probe for weaknesses. We also perform periodic exercises simulating cybersecurity incidents to test our defenses and response procedures. Findings from these tests are used to strengthen our security posture on an ongoing basis.
●	Incident Response Planning: We maintain a cybersecurity incident response plan that defines procedures for addressing security events. This plan is updated and tested regularly (including through tabletop drills and simulated breach exercises) so that our teams remain practiced in incident handling. In the event of an incident, our aim is to respond swiftly to contain the issue, notify appropriate stakeholders, investigate the root cause, and recover normal operations as soon as practicable.
●	Third-Party Risk Management: We carefully manage cybersecurity risks arising from our use of third-party software, cloud services, and suppliers. We perform due diligence and security risk assessments on critical third-party service providers, both at onboarding and periodically during the relationship. Our procurement and legal teams work together to incorporate robust cybersecurity requirements into contracts with vendors (for example, data protection standards and incident notification obligations). Where appropriate, we require suppliers to adhere to our security policies or industry standards, and we conduct ongoing monitoring or audits of their security controls. These steps help reduce the risk that a weakness in a partner’s systems could compromise our data or operations.
●	Employee Training and Awareness: A strong security culture among our employees is one of our best defenses in relation to cybersecurity events. Our employees are required to complete annual cybersecurity and data protection awareness training. This training educates personnel on topics like phishing prevention, safe computing practices, and how to report potential security issues. We supplement formal training with periodic phishing email simulations and security reminders.

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

Our leadership team includes seasoned professionals with deep expertise in technology and security. Our CIO, Todd Weathersby, has more than 25 years of experience in global IT and cybersecurity management, and our ISO has more than 25 years of experience in cybersecurity, risk, and compliance (with certifications such as CISSP and CISM). The knowledge and experience of our CIO and ISO, along with the Board’s active engagement, provides a strong oversight of our cybersecurity strategy. The Board and management also receive regular briefings and training sessions regarding emerging cybersecurity threats and regulatory developments to be positioned to adapt to new challenges in the cybersecurity landscape.

ITEM 2. PROPERTIES

As of June 30, 2026, we owned the following principal facilities:

		Approximate
		Square
Location	Description of Facility	Footage
Billerica, Massachusetts	Manufacturing, engineering, sales and marketing and service for our Security division	186,200
Snoqualmie, Washington	Headquarters and administrative, manufacturing, engineering, sales, marketing and service for our Healthcare division	177,000
Batam, Indonesia	Manufacturing for our Optoelectronics and Manufacturing division	93,500
Stoke on Trent, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	90,000
Surrey, United Kingdom	Manufacturing, engineering, sales, marketing and service for our Security division	59,000

As of June 30, 2026, we leased the following principal facilities:

		Approximate
Location	Description of Facility	Square Footage	Expiration
Dallas, Texas	Manufacturing, engineering, sales and marketing and service for our Security division	119,400	2026
Hawthorne, California	Corporate headquarters and administrative, manufacturing, engineering, sales and marketing and service for our Optoelectronics and Manufacturing division	88,000	2027
Torrance, California	Manufacturing, engineering, sales and marketing and service for our Security division	91,900	2027
Batam, Indonesia (1)	Manufacturing for our Optoelectronics and Manufacturing division	101,200	2027 ~ 2028
Johor Bahru, Malaysia(1)	Manufacturing, engineering, sales and service for our Optoelectronics and Manufacturing division	110,100	2027 ~ 2028
Johor Bahru, Malaysia(1)	Manufacturing, engineering, sales and service for our Security division	167,600	2028
Dallas, Texas	Manufacturing and engineering for our Security division	102,300	2035
(1)	This is comprised of multiple leases at the same or nearby facilities.

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

As of August 17, 2026, there were approximately 78 holders of record of our common stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividends

We have not paid any dividends since the consummation of our initial public offering in 1997, and we have no intention of paying dividends for the foreseeable future.

Unregistered Sales of Equity Securities

We did not sell any unregistered shares of common stock during the fiscal year ended June 30, 2026.

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

Issuer Purchases of Equity Securities

Excluding shares tendered to satisfy minimum statutory withholding obligations related to the vesting of RSUs, we repurchased 1,111,825 shares of common stock during fiscal year 2026 for $271.9 million. These repurchases included 546,945 shares acquired during the second fiscal quarter at an average price of $267.03 per share and 564,880 shares acquired during the fourth fiscal quarter at an average price of $218.82 per share. As of June 30, 2026, the maximum number of shares of common stock that may yet be purchased under the current plan authorized by the Board of Directors is 78,731.

The following table contains information about the shares of common stock we purchased during the quarter ended June 30, 2026:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	Programs (1)
April 1 to April 30, 2026	—	$—	—	643,611
May 1 to May 31, 2026	398,966	$220.38	398,966	244,645
June 1 to June 30, 2026	165,914	$215.08	165,914	78,731
	564,880		564,880
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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of June 30, 2026.

Number of securities
remaining available for
	Number of securities to	Weighted‑average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	51,449	$147.69	1,555,659	(1)(2)
Equity compensation plans not approved by security holders	—	N/A	—
Total	51,449	$147.69	1,555,659
(1)	These shares are available for future issuance under our Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”), which was approved by our shareholders on December 10, 2020 and amended on December 12, 2023.
(2)	Awards of restricted stock units or other awards that convey the full value of the shares subject to the award are counted as 1.87 shares for every one award granted.

Performance Graph

The graph below compares the cumulative total stockholder return for the period beginning on the market close on the last trading day before the beginning of our fifth preceding fiscal year through and including the end of our last completed fiscal year with (a) The Nasdaq Composite Index and (b) a peer group of publicly traded issuer(s) with which we have generally competed.

The old peer group includes the following companies: Conmed Corp, Leidos Holdings Inc. and Smiths Group plc.

The new peer group includes the following companies: Conmed Corp, Leidos Holdings Inc. and Evolv Technologies Holdings, Inc., but excludes Smiths Group Plc which is in the process of divesting Smiths Detection. Because of this pending divestiture, we believe that Evolv Technologies Holdings, Inc. more closely reflects our Company's participation in the security screening and detection market.

The graph assumes that $100.00 was invested on June 30, 2021 in (a) our common stock, (b) The Nasdaq Composite Index, and (c) the companies comprising the old and new peer group described above (weighted according to the issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following table provides the same information in tabular form as of June 30:

	2021	2022	2023	2024	2025	2026
OSI Systems, Inc	100.00	84.06	115.93	135.30	221.23	215.17
The Nasdaq Composite Index	100.00	76.57	96.59	125.19	144.81	187.50
Old Peer Group	100.00	88.22	103.14	107.95	141.25	159.08
New Peer Group	100.00	93.56	94.74	125.58	136.30	91.36

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

Overview

We are a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace. We have three operating divisions, each of which is a reportable segment: (a) Security, providing security and inspection systems, high-power RF systems and turnkey security screening solutions; (b) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for applications in the defense and aerospace markets, among others, and for our Security and Healthcare divisions; and (c) Healthcare, providing patient monitoring, cardiology and remote monitoring, and connected care systems and associated accessories.

Security Division. Through our Security division, we provide security screening products, multi-platform software solutions, and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. We also provide high-power RF systems for transmission, surveillance and other applications for defense, research and industrial use. Revenues from our Security division accounted for 70% of our total consolidated revenues for fiscal 2026.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 21% of our total consolidated revenues for fiscal 2026.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 9% of our total consolidated revenues for fiscal 2026.

Consolidated Results

Discussion and analysis of our financial condition and results of operations for fiscal 2024 (compared with fiscal 2025) have been omitted from this Annual Report on Form 10-K, and is available in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2025.

Fiscal 2026 Compared with Fiscal 2025. Fiscal 2026 was highlighted by continued revenue and earnings growth, and strong operating cash flow generation. Revenues increased to approximately $1.8 billion, driven by our Security and Optoelectronics divisions, partially offset by lower Healthcare division revenues. Cash generated from operating activities increased significantly to approximately $275.9 million, driven largely by improved working capital, including collections on large Security projects, and higher net income.

Acquisitions. We acquired one business in fiscal 2026 and two businesses in fiscal 2025, as described in Note 2 to the Consolidated Financial Statements. None of these acquisitions were considered significant.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, interest rate policies, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with political unrest internationally and the volatile U.S. political climate, have created uncertainty and impacted demand for certain of our products and services. Conflicts in Iran, Gaza and nearby regions have created political and economic uncertainty in the Middle East. Also, the continued conflict between Russia and Ukraine and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material adverse effect on our business, results of operations and financial condition.

Global Trade. The current domestic and international political environment, including in relation to recent and further potential changes by the U.S. and other countries in policies on global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy and global trade. This uncertainty is exacerbated by sanctions imposed by the U.S. government against certain businesses and individuals in select other countries. Tariffs, trade restrictions and retaliatory measures by such other countries could result in revenue reductions for the Company or cost increases on material used in our products, which could materially and adversely affect our business, financial condition, results of operations and cash flows. Consistent with our strategy, we are taking measures to contain costs to reduce the impact of tariffs. To date, our strategies have helped minimize our exposure to these conditions. Continued or increased uncertainty regarding global trade due to these or other factors may require us to modify our current business practices and could have a material adverse effect on our business, results of operations and financial condition.

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

Geopolitical Environment. The global security environment remains subject to significant uncertainty due to ongoing geopolitical tensions, military conflicts, terrorist threats, and regional instability, including recent hostilities in the Middle East. Governments, transportation authorities, border protection agencies, and critical infrastructure operators continue to assess evolving security risks and may increase investments in security screening, inspection, and detection technologies. As a result, demand for certain of our security inspection products and related services could be affected by changes in government spending priorities and security requirements. At the same time, geopolitical events may influence the timing and execution of customer procurement decisions, funding approvals, contract awards, and project implementations. The extent to which current or future conflicts may affect our business will depend on the duration, geographic scope, and economic consequences of such events, as well as governmental responses that remain difficult to predict.

Conflicts in the Middle East. We generate a significant portion of our revenues from international markets and maintain a global supply chain supporting the design, manufacture, and servicing of our products. Escalation of geopolitical conflicts, including military activity in the Middle East, could disrupt transportation routes, logistics networks, supplier operations, and international trade flows. Such disruptions may result in shipment delays, longer lead times, project schedule delays, inventory management challenges, or higher operating costs. The conflicts in the Middle East had an impact on our operating results in the fourth quarter of fiscal year 2026 through delays in timing of shipments, customer acceptance procedures, project schedules, and new orders. Material future developments could adversely affect our ability to procure components, fulfill customer orders, deploy personnel, or complete installations in a timely manner and could have an adverse effect on our results of operations and financial condition.

Russia-Ukraine Conflict. The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. This has the potential to indirectly disrupt our supply chain and access to certain resources. While we have not experienced significant adverse impacts to date resulting from this conflict, we have certain research and development activities within Ukraine for our Healthcare division which have been somewhat impacted. The conflicts also have increased the threat of malicious cyber-activity from other countries and other actors.

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 0.6% for the year ended June 30, 2026 compared to the year ended June 30, 2025, primarily due to the weakening of the U.S. dollar against other foreign currencies in fiscal 2026. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales in future periods, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales in future periods.

Significant International Security Contracts. During fiscal years 2023 and 2024, our Security division was awarded three significant international contracts valued in aggregate greater than $800 million. During fiscal years 2024, 2025 and 2026, we recognized revenues generated from these contracts of approximately $404 million, $231 million and $79 million, respectively. Further revenues are expected to be recognized in fiscal year 2027 and beyond, albeit at relatively lower amounts as we have fulfilled the majority of equipment deliveries as of the end of fiscal year 2026.

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

Inventory. The majority of our inventories are valued using the average costing method with select subsidiaries using the standard costing method. Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, and market conditions, among other items. If these factors become less favorable than those projected, additional inventory write-downs may be required.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Key income-tax related provisions of the OBBBA relevant to our Company include the removal of mandatory capitalization of domestic research and development expenditures, permanent extension of bonus depreciation and revisions to international tax regimes. The Company evaluated the provisions of the legislation and based on the Company’s analysis, the OBBBA did not have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor any future administrative guidance related to the legislation.

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

							Fiscal	Fiscal
	Fiscal	% of	Fiscal	% of	Fiscal	% of	2024-2025	2025-2026
	2024	Net Revenues	2025	Net Revenues	2026	Net Revenues	% Change	% Change

	(Dollars in millions)
Security	$1,043.1	67.8%	$1,196.2	69.8%	$1,248.0	69.9%	14.7%	4.3%
Optoelectronics / Manufacturing	324.3	21.1%	348.6	20.3%	375.3	21.0%	7.5%	7.7%
Healthcare	171.4	11.1%	168.4	9.9%	162.7	9.1%	(1.8)%	(3.4)%
Total Net Revenues	$1,538.8		$1,713.2		$1,786.0		11.3%	4.2%

Fiscal 2026 Compared with Fiscal 2025. Revenues for the Security division during the fiscal year ended June 30, 2026 increased by $51.8 million on a year-over-year basis primarily due to an increase in service revenues. The increase in service revenues was due primarily to the increase in the installed base of products of cargo and vehicle inspection systems and aviation and checkpoint inspection systems. Product revenues for fiscal 2026 were comparable to fiscal 2025 as an increase in revenue from RF systems and other security products were offset by a decrease in product revenues from customers in Mexico.

Revenues for the Optoelectronics and Manufacturing division during the fiscal year ended June 30, 2026 increased year-over-year by $26.7 million due to increases in our optoelectronics business and our contract manufacturing business of $8.2 million and $18.5 million, respectively.

Revenues for the Healthcare division during the fiscal year ended June 30, 2026 decreased by $5.6 million year-over-year due primarily to a reduction in patient monitoring sales of $9.6 million, in service revenue of $1.9 million and in supplies and accessories revenue of $1.8 million, partially offset by increases in cardiology sales of $7.7 million.

Gross Profit

	Fiscal	% of	Fiscal	% of	Fiscal	% of
	2024	Net Revenues	2025	Net Revenues	2026	Net Revenues

	(Dollars in millions)
Gross profit	$530.5	34.5%	$587.2	34.3%	$593.1	33.2%

Fiscal 2026 Compared with Fiscal 2025. Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, tariffs, and logistics. Gross profit increased approximately $5.9 million in fiscal 2026 as compared to the prior year on a 4.3% increase in net revenue. The gross margin in fiscal year 2026 was lower than the prior year due to the sales mix in the Security division arising from an unfavorable shift in revenue mix. Revenue from Security division customers in Mexico, which generated margins above the division average, declined by $148.8 million year-over-year, while revenue increased in businesses that generally carried lower margins. Gross margin was also adversely affected by lower margins in aviation and checkpoint inspection systems. These impacts were partially offset by higher revenue and improved profitability from RF systems.

Operating Expenses

							Fiscal	Fiscal
	Fiscal	% of	Fiscal	% of	Fiscal	% of	2024-2025	2025-2026
	2024	Net Revenues	2025	Net Revenues	2026	Net Revenues	% Change	% Change

	(Dollars in millions)
Selling, general and administrative	$269.7	17.5%	$290.9	17.0%	$278.4	15.6%	7.9%	(4.3)%
Research and development	65.3	4.3%	73.4	4.3%	79.1	4.4%	12.4%	7.8%
Impairment, restructuring and other charges	6.4	0.4%	5.3	0.3%	16.6	0.9%	(17.2)%	213.2%
Total operating expenses	$341.4	22.2%	$369.6	21.6%	$374.1	20.9%	8.3%	1.2%

Selling, General and Administrative

Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense.

Fiscal 2026 Compared with Fiscal 2025. SG&A expense for the fiscal year ended June 30, 2026 decreased $12.5 million compared to the same prior-year period, primarily due to a favorable impact from foreign currency exchange rates and decreased employee compensation, including reduced stock-based compensation expense related to the retirement of our former CEO in fiscal year 2025, partially offset by higher bad debt expense compared to the same prior-year period.

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

Fiscal 2026 Compared with Fiscal 2025. R&D expense during the fiscal year ended June 30, 2026 was $5.7 million higher than in the same prior-year period, driven primarily by increased compensation costs to support new product development initiatives primarily in our Security division and Healthcare division.

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

Fiscal 2026 Compared with Fiscal 2025. During the fiscal year ended June 30, 2026, impairment, restructuring and other charges were $16.6 million and consisted of $5.1 million for employee terminations, $2.1 million in acquisition related costs, $1.2 million for impairment of assets, $0.2 million for facility closure costs for operational efficiency activities, $1.6 million in legal charges, $2.2 million for non-recurring charges in our Security division, and $4.2 million for non-recurring charges in our Healthcare division. During the fiscal year ended June 30, 2025, impairment, restructuring and other charges were $5.3 million and consisted of $0.7 million for facility closure costs for operational efficiency activities, $2.7 million for employee terminations, $0.6 million in acquisition related costs, and $1.3 million in legal charges.

Interest and Other Expense, Net

	Fiscal	Fiscal	Fiscal
	2024	2025	2026

	(Dollars in millions)
Interest and other expense, net	$27.8	$31.4	$26.2

Fiscal 2026 Compared with Fiscal 2025. For the fiscal year ended June 30, 2026, interest and other expense, net was $26.2 million as compared to $31.4 million in the prior fiscal year. The decrease in interest and other expense, net was a result of a decrease in interest expense from lower average interest rates on our borrowings due to issuance of convertible notes and concurrent paydown of our revolving credit facility, and higher interest income on increased levels of cash in fiscal 2026 compared to the same prior year period. These favorable impacts were partially offset by an increase in other expense in fiscal 2026 of $4.4 million for prior service cost amortization due to a pension plan amendment in December 2025 for our former CEO and a $1.3 million reduction in benefit from the interest rate swap in fiscal 2026 compared to the prior year.

Provision for Income Taxes

	Fiscal	Fiscal	Fiscal
	2024	2025	2026

	(Dollars in millions)
Provision for income taxes	$33.1	$36.5	$38.0

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

Fiscal 2026 Compared with Fiscal 2025. For the fiscal years ended June 30, 2026 and 2025, we recorded a provision for income taxes of $38.0 million and $36.5 million, respectively. The effective tax rate for the fiscal years ended June 30, 2026 and 2025 was 19.7% and 19.6%, respectively. During the fiscal years ended June 30, 2026 and 2025, we recognized a net discrete tax benefit of $5.8 million and $6.7 million, respectively. The net discrete benefit recorded in the fiscal year ended June 30, 2026 is primarily related to equity-based compensation under ASU 2016-09, changes to prior year estimates, and changes in uncertain tax positions. The net discrete benefit recorded in the fiscal year ended June 30, 2025 is primarily related to equity-based compensation under ASU 2016-09, favorable resolution to a foreign tax dispute, and changes in uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, existing cash borrowing arrangements and access to capital markets. Cash and cash equivalents totaled $359.8 million at June 30, 2026, compared to $106.4 million at June 30, 2025. During fiscal 2026, we generated positive cash flow from operating activities and issued senior convertible notes which were primarily used to repay borrowings on our credit facility, repurchase shares of common stock, fund investing activities and pay taxes related to net share settlements of equity awards as discussed further below. If we continue to net settle equity awards, we will continue to use additional cash to pay our tax withholding obligations in connection with such settlements. We currently anticipate that our available funds, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

In July 2025 we amended and extended our credit facility to mature in July 2030, to increase the revolving limit from $600 million to $725 million and replaced the $128.1 million term loan with a new $100.0 million term loan. The sub-limit for letters of credit was increased from $300 million to $350 million, which includes up to $300 million for borrowings in certain foreign currencies. As of June 30, 2026, there were no borrowings under the revolving credit facility, $95.8 million outstanding under the letters of credit sub-facility, and $92.5 million outstanding under the term loan. As of June 30, 2026, the amount available to borrow under the credit facility was $629.2 million. See Note 8 to the consolidated financial statements for further discussion.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period due to changes in net income, adjusted for non-cash items, and working capital. During fiscal 2026, cash provided by operations was $275.9 million compared to cash provided by operations of $97.6 million in the prior fiscal year. The net increase in cash flows from operating activities was due primarily to favorable changes in net working capital, largely from lower accounts receivable, an increase in deferred revenue and other liabilities, as well as higher net income compared to the same prior-year period. These favorable changes were partially offset by unfavorable fluctuations in accounts payable, advances from customers, inventory and prepaid expenses and other assets.

Cash Used in Investing Activities. Net cash used in investing activities was $68.3 million during fiscal 2026 as compared to $117.9 million used during the prior year. The decrease in cash used in investing activities was primarily due to lower cash paid for the acquisition of businesses, which was $26.3 million during fiscal 2026 compared to $76.7 million in the prior fiscal year. This favorable impact was partially offset by increased capital expenditures of $30.6 million in fiscal 2026 compared to $23.8 million in the prior fiscal year. In addition, we received proceeds from the sale of property and equipment of $6.5 million in fiscal 2026 compared to $0.3 million in the same prior-year period.

Cash Provided by Financing Activities. Net cash provided by financing activities was $46.7 million during fiscal 2026, compared to $30.8 million during the prior fiscal year. The increase in cash flows from financing activities was primarily due to net proceeds of $562.9 million from issuance of the 2031 Notes, partially offset by (1) net repayment of $178.0 million on our revolving credit facility and (2) the repurchase of common shares of $271.9 million. This is compared to net proceeds in fiscal 2025 of $340.6 million from issuance of the 2029 Notes, partially offset by (1) net repayment of $228.0 million on our revolving credit facility and (2) repurchases of common shares for an aggregate of $80.4 million in the same prior-year period. In connection with the July 2025 amendment and extension of our revolving credit facility, we replaced the $128.1 million term loan with a new $100.0 million term loan. Taxes paid related to net share settlement of equity awards were $36.3 million during fiscal 2026 compared to $22.6 million in the same prior-year period.

Material Cash Requirements

Our material cash requirements include the following contractual and other obligations.

Borrowings. Outstanding debt totaled $1,001.0 million at June 30, 2026, an increase of $351.4 million from $649.6 million at June 30, 2025. This increase was due primarily to proceeds from the 2031 Notes, partially offset by repayment of outstanding revolver borrowings and net reduction in the term loan associated with our credit facility. Contractual debt maturities of $2.5 million will be payable within the next 12 months. As of June 30, 2026, we were in compliance with all financial covenants under our various borrowing agreements. See Note 8 to the consolidated financial statements for further discussion, including future contractual maturities and potential cash settlement upon conversion or redemption of the 2029 Notes and 2031 Notes. We anticipate that cash generated from our operations, existing cash borrowing arrangements and future access to capital markets should be sufficient to meet our cash requirements for at least the next 12 months. However, our future capital requirements will depend on many factors, including future business acquisitions, capital expenditures, litigation, stock repurchases and levels of research and development spending, among other factors. The adequacy of available funds will depend on many factors, including the success of our businesses in generating cash, continued compliance with financial covenants contained in our credit facility and the health of capital markets in general, among other factors.

Leases. We have lease arrangements for certain facilities and equipment under various operating lease agreements. As of June 30, 2026, we had lease payment obligations of $48.8 million, with $13.1 million payable within the next 12 months.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $359.8 million at June 30, 2026. Of this amount, approximately 23% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, United Kingdom, Singapore, Canada, and Malaysia. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Stock Repurchase Program

In September 2022, our Board of Directors increased to a total of 2,000,000 shares the maximum number of shares authorized under the stock repurchase program. This program does not expire unless our Board of Directors acts to terminate the program. During fiscal 2026, we repurchased 1,111,825 shares of our common stock. As of June 30, 2026, 78,731 shares remained available for repurchase.

On August 20, 2026, we announced that our Board of Directors has approved an additional 1,000,000 shares for repurchase under our stock repurchase program, increasing the total remaining authorization to 1,078,731 shares.

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

We are subject to interest rate risk on our borrowings under our bank lines of credit. Consequently, our interest expense fluctuates with changes in the general level of these interest rates as we borrow under the credit facility. We utilize an interest rate swap agreement to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”) based debt. The interest rate swap matures in December 2026. As of June 30, 2025 and June 30, 2026, the notional amount of the interest rate swap hedge derivative instrument was $175 million.

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

Foreign Currency

Our international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. We conduct business in more than 36 countries. We closely monitor our operations in each country in which we do business and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies. Weaknesses in the currencies of some of the countries in which we do business are often offset by strengths in other currencies. Foreign currency financial statements are translated into U.S. dollars at period-end rates, except that revenues, costs and expenses are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains and losses, which were included in our consolidated statement of operations, amounted to a net loss of approximately $5.1 million, $12.7 million, and $1.6 million for the fiscal years ended June 30, 2024, 2025 and 2026, respectively. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $19.9 million in fiscal 2026. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $19.9 million in fiscal 2026.

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

Interest Rate Risk

The scheduled principal maturity and estimated value of our long-term debt exposure for each of the fiscal years set forth below as of June 30, 2026 were as follows (dollars in thousands):

	Maturity
						2032 and
	2027	2028	2029	2030	2031	Thereafter	Total	Fair Value
Term loan at 4.86% annual interest (1)	$2,500	$5,000	$5,000	$5,000	$75,000	$—	$92,500	$92,500
2029 Notes at 2.25% annual interest	$—	$—	$—	$350,000	$—	$—	$350,000	$467,505
2031 Notes at 0.50% annual interest	—	$—	$—	$—	$575,000	$—	$575,000	$537,913
Finance lease obligations 4.6% annual interest	$31	$41	$41	$12	$—	$—	$125	$125
(1)	The term loan bears interest at SOFR plus a margin which can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) or 15d15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) for the Company. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of a wholly-owned subsidiary acquired in June 2026, which is included in our consolidated financial statements since the date of acquisition, whose financial statements reflect total assets and net revenues constituting 1.5% and less than 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2026. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or Section 16 officers adopted, modified or terminated a Rule 10b5 - 1 trading arrangement or non - Rule 10b5 - 1 trading arrangement, as those terms are defined in Regulation S - K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2026.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting, presently scheduled to be held in December 2026.

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

ITEM 16. FORM 10-K SUMMARY

None.

OSI SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OSI Systems, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of OSI Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 21, 2026, expressed an unqualified opinion.

Remaining performance obligations

As discussed in Note 5 to the consolidated financial statements, the Company revised the scope of the disclosure of remaining performance obligations to no longer apply optional disclosure-only exemptions that permit an entity to not disclose information about remaining performance obligations for performance obligations that are part of contracts with an original expected duration of one year or less. This change affects only the scope of the Company’s remaining performance obligation disclosure and does not affect the Company’s revenue recognition, results of operations, or financial position. Management believes this method is preferable because it provides more useful information to users of the financial statements by presenting a more comprehensive measure of remaining performance obligations. Our opinion is not modified with respect to this matter.

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
August 21, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

OSI Systems, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of OSI Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2026, and our report dated August 21, 2026, expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of a recently acquired wholly-owned subsidiary, whose financial statements reflect total assets and net revenues constituting 1.5% and less than 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2026. As indicated in Management’s Report, the acquisition occurred during 2026. Management’s assertion of the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of this entity.

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

/s/ GRANT THORNTON LLP

Los Angeles, California
August 21, 2026

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts and par value)

	June 30,
	2025	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,405	$359,832
Accounts receivable, net	837,743	764,626
Inventories	407,174	415,562
Prepaid expenses and other current assets	71,539	71,671
Total current assets	1,422,861	1,611,691
Property and equipment, net	126,747	129,942
Goodwill	387,393	406,677
Intangible assets, net	183,290	192,355
Other assets	120,966	161,787
Total assets	$2,241,257	$2,502,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank lines of credit	$178,000	$—
Current portion of long-term debt	8,130	2,531
Accounts payable	205,181	168,981
Accrued payroll and related expenses	49,535	51,819
Advances from customers	68,184	42,391
Deferred revenue	77,788	91,036
Other accrued expenses and current liabilities	110,120	154,377
Total current liabilities	696,938	511,135
Long-term debt, net	463,504	998,518
Deferred income taxes	3,334	5,463
Other long-term liabilities	126,397	154,375
Total liabilities	1,290,173	1,669,491
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 16,794,399 and 15,918,066 shares at June 30, 2025 and 2026, respectively	29,758	17
Retained earnings	942,254	852,117
Accumulated other comprehensive loss	(20,928)	(19,173)
Total stockholders’ equity	951,084	832,961
Total liabilities and stockholders’ equity	$2,241,257	$2,502,452

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended June 30,
	2024	2025	2026
Net revenues:
Products	$1,207,590	$1,323,291	$1,344,733
Services	331,168	389,875	441,251
Total net revenues	1,538,758	1,713,166	1,785,984
Cost of goods sold:
Products	822,346	908,997	944,797
Services	185,954	216,987	248,095
Total cost of goods sold	1,008,300	1,125,984	1,192,892
Gross profit	530,458	587,182	593,092
Operating expenses:
Selling, general and administrative	269,731	290,879	278,390
Research and development	65,275	73,444	79,141
Impairment, restructuring and other charges	6,391	5,335	16,591
Total operating expenses	341,397	369,658	374,122
Income from operations	189,061	217,524	218,970
Interest and other expense, net	(27,847)	(31,430)	(26,224)
Income before income taxes	161,214	186,094	192,746
Provision for income taxes	(33,060)	(36,457)	(38,035)
Net income	$128,154	$149,637	$154,711
Earnings per share:
Basic	$7.55	$8.93	$9.33
Diluted	$7.38	$8.71	$8.95
Shares used in per share calculation:
Basic	16,978	16,760	16,584
Diluted	17,354	17,178	17,280

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended June 30,
	2024	2025	2026
Net income	$128,154	$149,637	$154,711
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(2,918)	3,622	1,798
Other, net of tax	509	(2,514)	(43)
Other comprehensive income (loss)	(2,409)	1,108	1,755
Comprehensive income	$125,745	$150,745	$156,466

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance - June 30, 2023	16,755,772	$9,835	$735,957	$(19,627)	$726,165
Exercise of stock options	22,698	1,851	—	—	1,851
Vesting of RSUs	390,375	—	—	—	—
Shares issued under employee stock purchase plan	61,781	4,327	—	—	4,327
Stock-based compensation	—	28,706	—	—	28,706
Taxes paid related to net share settlement of equity awards	(175,129)	(20,430)	(2,881)	—	(23,311)
Net income	—	—	128,154	—	128,154
Other comprehensive loss	—	—	—	(2,409)	(2,409)
Balance - June 30, 2024	17,055,497	$24,289	$861,230	$(22,036)	$863,483
Exercise of stock options	33,782	3,100	—	—	3,100
Vesting of RSUs	323,297	—	—	—	—
Shares issued under employee stock purchase plan	64,621	4,911	—	—	4,911
Stock-based compensation	—	31,959	—	—	31,959
Repurchase of common stock	(531,314)	(28,919)	(51,524)	—	(80,443)
Taxes paid related to net share settlement of equity awards	(151,484)	(5,582)	(17,089)	—	(22,671)
Net income	—	—	149,637	—	149,637
Other comprehensive income	—	—	—	1,108	1,108
Balance - June 30, 2025	16,794,399	$29,758	$942,254	$(20,928)	$951,084
Exercise of stock options	15,650	1,715	—	—	1,715
Vesting of RSUs	339,252	—	—	—	—
Shares issued under employee stock purchase plan	40,793	5,565	—	—	5,565
Stock-based compensation	—	26,433	—	—	26,433
Repurchase of common stock	(1,111,825)	(27,057)	(244,848)	—	(271,905)
Taxes paid related to net share settlement of equity awards	(160,203)	(36,397)	—	—	(36,397)
Net income	—	—	154,711	—	154,711
Other comprehensive income	—	—	—	1,755	1,755
Balance - June 30, 2026	15,918,066	$17	$852,117	$(19,173)	$832,961

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended June 30,
	2024	2025	2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,154	$149,637	$154,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects from acquisitions:
Depreciation and amortization	42,209	43,580	42,650
Stock-based compensation	28,706	31,959	26,433
Provision for (recovery of) losses on accounts receivable	5,574	(617)	4,130
Deferred income taxes	(14,133)	(9,087)	(2,032)
Amortization of debt discount and issuance costs	—	1,683	3,211
Other	94	193	1,116
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	(293,639)	(164,721)	98,669
Inventories	(57,292)	(9,698)	(10,358)
Prepaid expenses and other assets	(31,656)	2,297	(17,952)
Accounts payable	52,454	7,885	(35,854)
Accrued payroll and related expenses	(5,010)	(730)	4,168
Advances from customers	31,403	14,864	(25,802)
Deferred revenue	4,324	25,495	11,572
Other	21,311	4,852	21,242
Net cash provided by (used in) operating activities	(87,501)	97,592	275,904
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(22,102)	(23,832)	(30,570)
Proceeds from sale of property and equipment	510	275	6,491
Proceeds from maturities of certificates of deposit	10,329	110	18
Acquisition of businesses, net of cash acquired	(9,046)	(76,739)	(26,267)
Payments for intangible and other assets	(17,330)	(17,665)	(17,980)
Net cash used in investing activities	(37,639)	(117,851)	(68,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on bank lines of credit	169,000	(206,000)	(178,000)
Proceeds from long-term debt	1,435	340,679	663,039
Payments on long-term debt	(8,450)	(8,277)	(136,831)
Proceeds from exercise of stock options and employee stock purchase plan	6,178	8,011	7,280
Payment of contingent consideration	(602)	(477)	(486)
Repurchase of common stock	—	(80,443)	(271,905)
Taxes paid related to net share settlement of equity awards	(23,311)	(22,671)	(36,397)
Net cash provided by financing activities	144,250	30,822	46,700
Effect of exchange rate changes on cash	(507)	489	(869)
Net increase in cash and cash equivalents	18,603	11,052	253,427
Cash and cash equivalents—beginning of year	76,750	95,353	106,405
Cash and cash equivalents—end of year	$95,353	$106,405	$359,832
Supplemental disclosure of cash flow information:
Interest paid	$26,761	$26,837	$20,504
Income taxes paid	$42,100	$39,901	$43,000

See accompanying notes to Consolidated Financial Statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED JUNE 30, 2026

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—OSI Systems, Inc., together with our subsidiaries, is a vertically integrated designer and manufacturer of specialized electronic systems and components for critical applications. We sell our products and provide related services in diversified markets, including homeland security, healthcare, defense and aerospace.

We have three reporting segments: (i) Security, providing security and inspection systems, radio frequency solutions and turnkey security screening solutions; (ii) Optoelectronics and Manufacturing, providing specialized electronic components and electronic manufacturing services for applications in the defense and aerospace markets, among others, and for our Security and Healthcare divisions and (iii) Healthcare, providing patient monitoring, cardiology and remote monitoring, and connected care systems and associated accessories.

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

FOR THE THREE YEARS ENDED JUNE 30, 2026

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

Inventories— The majority of our inventories are valued using the average costing method with select subsidiaries using the standard costing method. All methods of valuing inventory used by the Company approximate the first-in, first-out basis for valuing inventory. Inventories are generally stated at the lower of cost (first-in, first-out) or net realizable value. We write down inventory for slow-moving and obsolete inventory based on historical usage, orders on hand, assessments of future demands, market conditions among other items. If these factors become less favorable than those projected, additional inventory write-downs may be required.

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

Goodwill and Other Intangible Assets and Valuation of Long-Lived Assets—Goodwill represents the excess purchase price over the estimated fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our reporting units based on the nature of the product line of the acquired business. The carrying value of goodwill and indefinite life intangible assets are not amortized but are annually tested for impairment as of the end of the second quarter and more frequently if there is an indicator of impairment. We assess qualitative factors of each of our three reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and intangible assets. The assessments conducted as of December 31, 2025 indicated that it is not more likely than not that the fair values of our three reporting units are less than their carrying amounts, including goodwill and intangible assets. There were no qualitative factors which would trigger impairment testing of goodwill and indefinite life intangible assets between measurement dates. Thus, we have determined that there is no goodwill or indefinite life intangible assets impairment for any of the three reporting units.

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

Income Taxes—Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Income tax accounting standards prescribe a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 10 for additional information.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

Fair Value of Financial Instruments—Our financial instruments consist primarily of cash and cash equivalents, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our term loan and lease obligations are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2026.

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

The fair values of our financial assets and liabilities as of June 30, 2025 and 2026 are categorized as follows (in thousands):

	June 30, 2025				June 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$54,437	$—	$54,437	$—	$65,678	$—	$65,678
Assets—Interest rate swap contract	$—	$932	$—	$932	$—	$503	$—	$503
Liabilities—Convertible notes	$—	$472,770	$—	$472,770	$—	$1,005,418	$—	$1,005,418
Liabilities—Contingent consideration	$—	$—	$19,086	$19,086	$—	$—	$18,112	$18,112

Derivative Instruments and Hedging Activity— Our use of derivatives consists of foreign currency forward contracts, a cross-currency interest rate swap contract and an interest rate swap agreement. Our foreign currency forward contracts are utilized to partially mitigate certain balance sheet exposures or used as a net investment hedge to protect against potential changes resulting from short-term foreign currency fluctuations. These contracts have original maturities of up to three months. We use a cross-currency interest rate swap contract to hedge our net investment in a foreign subsidiary. We also manage our risk to changes in interest rates using derivative instruments. We use fixed interest rate swaps to effectively convert a portion of the variable interest rate payments to fixed interest rate payments. We do not use hedging instruments for speculative purposes.

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the years ending June 30, 2024, 2025 and 2026 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2025 and 2026, we held foreign currency forward contracts with notional amounts totaling $99.9 million and $138.0 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2025 and 2026 were not significant.

We entered into a cross-currency interest rate swap contract in June 2026, which matures in June 2027. The net gains or losses from our cross-currency interest rate swap contract, which is designated as a net investment hedge instrument in a foreign subsidiary, are reported in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity, and the amounts reported for the fiscal year ended June 30, 2026 was not significant. The fair value of our cross-currency interest rate swap contract is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2026, the notional amount of this contract was $35.0 million. The unrealized gain from our cross-currency interest rate swap contract as of June 30, 2026 was not significant. The net interest rate benefit from this contract recognized in interest and other expense, net was not significant for the fiscal year ended June 30, 2026.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”) based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in our consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment of the interest rate swap hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective. As of June 30, 2025 and June 30, 2026, the notional amount of the interest rate swap hedge derivative instrument was $175 million. The fair value of the interest rate swap contract as of June 30, 2025 and June 30, 2026 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedge on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Fiscal Year Ended June 30,
	2025	2026
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(31,430)	$(26,224)
Hedge loss recognized in other comprehensive income (loss), net of tax	(2,876)	(261)
Hedge benefit reclassified from accumulated other comprehensive income (loss) to interest expense, net	2,443	1,115

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

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. We generally offer customers payment terms of less than one year. In cases when payment terms extend beyond one year, we consider whether the contract has a significant financing component. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the customer acceptance criteria unless such acceptance criteria are perfunctory or inconsequential. On occasion, customers request that completed products be held for future delivery for the customers’ convenience under bill-and-hold arrangements due to site readiness, installation scheduling, importation, or other customer-specific considerations. Determining whether control transfers before physical possession in these bill-and-hold arrangements requires significant judgment. We recognize revenue only when the bill-and-hold criteria in ASC 606 are met, including that the products are separately identified, ready for shipment, and cannot be redirected to another customer. Any storage provided after control transfers is not a separate performance obligation. We recognized bill-and-hold revenues of $64.7 million, $19.1 million and $5.5 million for the fiscal years ended June 30, 2026, 2025 and 2024 respectively. The increase in fiscal year 2026 compared to fiscal year 2025 was primarily attributable to customer-requested shipment delays from site readiness and delivery constraints on certain contracts in the Security division for infrastructure and border security projects. The increase in fiscal year 2025 compared to fiscal year 2024 was primarily due to customer-requested shipment delays from site readiness and delivery constraints on certain contracts in the Security division for border security projects.

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

FOR THE THREE YEARS ENDED JUNE 30, 2026

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

FOR THE THREE YEARS ENDED JUNE 30, 2026

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

Credit Risk and Concentration— Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We restrict investments in cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of our company’s worldwide customer base. As of June 30, 2025, one customer in the Security division accounted for 42% of accounts receivable, net. As of June 30, 2026, one customer in the Security division accounted for 25% of accounts receivable, net. In fiscal year 2025, one Security division customer accounted for 11% of net revenues. In fiscal year 2026, no customer accounted for greater than 10% of net revenues. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for potential credit losses.

Our cash and cash equivalents totaled $106.4 million and $359.8 million at June 30, 2025 and 2026, respectively. Of these amounts, approximately 78% and 23% were held by our foreign subsidiaries at June 30, 2025 and 2026, respectively, and are subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, United Kingdom, Singapore, Canada, and Malaysia. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

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

Foreign Currency Translation and Transactions— We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. We also have subsidiaries where the United States dollar has been designated as the functional currency based on individual facts and circumstances. Remeasurement of non-United States dollar monetary assets and liabilities are translated using period-end exchange rates and associated gains and losses are recognized in the consolidated statements of operations. Non-monetary assets and liabilities are translated using historical exchange rates. Foreign currency losses which were included in our consolidated statement of operations, amounted to approximately $5.1 million, $12.7 million and $1.6 million for the fiscal years ended June 30, 2024, 2025 and 2026, respectively.

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

Earnings per Share—We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) and the 0.50% convertible senior notes due 2031 (the “2031 Notes”) will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 for the 2029 Notes and $353.82 for the 2031 Notes because the principal amounts of the respective convertible senior notes will be settled in cash upon conversion. There was a dilutive effect of the 2029 Notes as set forth in the table below for the fiscal year ended June 30, 2026. There was no dilutive impact of the 2031 Notes.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2024	2025	2026
Net income available to common stockholders	$128,154	$149,637	$154,711
Weighted average shares outstanding—basic	16,978	16,760	16,584
Dilutive effect of equity awards	376	372	265
Dilutive effect of 2029 Notes	—	46	431
Weighted average shares outstanding—diluted	17,354	17,178	17,280
Basic earnings per share	$7.55	$8.93	$9.33
Diluted earnings per share	$7.38	$8.71	$8.95
Weighted average shares excluded from diluted earnings per share due to their anti-dilutive effect	14	9	5

Warranty Provision—We offer our customers warranties on many of the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in other accrued expenses and current liabilities and the noncurrent portion is included in other long-term liabilities in the consolidated balance sheets, whose activity for each of the three fiscal years ended June 30, 2026 is summarized in the following table (in thousands):

Warranty provision as of June 30, 2023	$11,149
Warranty claims provided for/assumed in acquisition	5,878
Settlements made	(5,938)
Warranty provision as of June 30, 2024	$11,089
Warranty claims provided for/assumed in acquisition	5,704
Settlements made	(5,182)
Warranty provision as of June 30, 2025	$11,611
Warranty claims provided for/assumed in acquisition	5,981
Settlements made	(6,078)
Warranty provision as of June 30, 2026	$11,514

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

FOR THE THREE YEARS ENDED JUNE 30, 2026

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

Subsequent Event—In accordance with ASC 855, our management evaluated material events after the balance sheet date through the date of the filing of this report with the SEC. Other than the increase in the stock repurchase authorization described in Note 9, no subsequent events occurred that required adjustment to, or disclosure in, the consolidated financial statements.

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

Accounting Guidance Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid to or received from federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. We adopted ASU 2023-09 in fiscal year 2026 on a prospective basis.

Accounting Guidance Not Yet Adopted

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

In December 2025, the FASB issued Accounting Standards Update 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (ASU 2025-11”), which clarifies the application, form and content, and required disclosures for interim financial statements prepared in accordance with GAAP. The ASU improves the organization and clarity of ASU 2025-11 by specifying interim reporting requirements, consolidating required interim disclosures and introducing a disclosure principle for events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the potential impact of ASU 2025-11 on disclosures in our Consolidated Financial Statements which will be effective for interim periods beginning fiscal year 2029.

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

2.BUSINESS COMBINATIONS

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

Fiscal Year 2026 Business Acquisition

In June 2026, we (through our Security division) acquired a privately held provider of airport screening services for approximately $27.0 million, plus up to $14.0 million in potential contingent consideration. We paid $26.2 million in cash at the closing of the transaction, with a holdback of $0.8 million expected to be paid in July 2028. The acquisition date fair value of the contingent consideration was $9.7 million. The purchase price of $36.7 million was allocated to net working capital of $2.3 million, intangible assets of $12.5 million and goodwill of $21.9 million. Amortizable intangible assets of $10.2 million have estimated lives ranging from 2 years to 10 years. The acquisition was financed with cash on hand. The goodwill recognized for this business acquisition is deductible for income tax purposes. Revenue and earnings from this acquisition in fiscal year 2026 were not significant.

Fiscal Year 2025 Business Acquisitions

In September 2024, we (through our Security division) acquired 100% of the shares of common stock of a privately held provider of critical military, space and surveillance solutions to expand our customer base and offer additional products and services for existing customers, for approximately $76.0 million, plus up to $24.0 million in potential contingent consideration. We paid $75.5 million in cash at the closing of the transaction. The cash paid for this acquisition was financed with borrowings from our credit facility. The acquisition date fair value of the contingent consideration was $9.7 million, which, when combined with the amount of cash paid at close and the holdback amount, resulted in total purchase consideration of $85.7 million being allocated to the preliminary fair value of assets acquired and liabilities assumed. The acquisition date fair value of total assets acquired, including measurement period adjustments, was $113.9 million which comprised accounts receivable of $26.1 million, inventory and other current assets of $2.7 million, property and equipment of $7.0 million, goodwill of $30.7 million, other intangible assets of $47.3 million and other noncurrent assets of $0.1 million. Goodwill includes the value of the assembled workforce, new customers and other future economic benefits which do not qualify for separate recognition. The goodwill recognized for this business acquisition is not deductible for income tax

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

purposes. Other intangible assets include amortizable intangible assets of $39.2 million with amortization periods of 7 to 10 years and an indefinite-lived intangible asset of $8.1 million. The acquisition date fair value of total liabilities assumed, including measurement period adjustments, was $28.2 million, which includes a deferred tax liability of $7.3 million that was recognized primarily due to the acquisition of other intangible assets. During the three months ended September 30, 2025, we recorded measurement period adjustments which decreased goodwill by $1.4 million due to a decrease in deferred income taxes of $1.8 million and an increase in intangible assets of $0.1 million, which were partially offset by a decrease in accounts receivable of $0.5 million. The measurement period adjustments did not have a significant impact on the consolidated statement of operations. The measurement period ended in September 2025, and no further purchase price adjustments have been recorded since.

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

3.BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

	June 30,
Accounts receivable, net	2025	2026
Accounts receivable	$855,494	$785,505
Less allowance for doubtful accounts	(17,751)	(20,879)
Total	$837,743	$764,626

	June 30,
Inventories	2025	2026
Raw materials	$245,993	$261,624
Work-in-process	72,124	77,309
Finished goods	89,057	76,629
Total	$407,174	$415,562

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

	Estimated
	Useful	June 30,
Property and equipment, net	Lives	2025	2026
Land	N/A	$16,087	$15,452
Buildings, civil works and improvements	4-40 years	55,559	51,148
Leasehold improvements	3-20 years	14,636	15,389
Equipment, tooling, furniture and fixtures	3-13 years	158,411	159,948
Computer equipment	3-5 years	24,092	28,068
Computer software	3-10 years	30,954	32,498
Computer software implementation in process	N/A	4,472	4,560
Construction in process	N/A	7,370	14,497
Total		311,581	321,560
Less accumulated depreciation and amortization		(184,834)	(191,618)
Property and equipment, net		$126,747	$129,942

During fiscal 2024, 2025 and 2026, depreciation expense was approximately $19.4 million, $22.0 million and $21.3 million, respectively.

Other accrued expenses and current liabilities included accrued project costs of approximately $21.6 million and $40.1 million as of June 30, 2025 and 2026, respectively. Accrued project costs primarily consist of subcontractor, engineering, materials, installation and other direct costs incurred in fulfilling customer contracts that had not yet been paid as of the end of the period.

4.GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for fiscal 2025 and 2026 are as follows (in thousands):

		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2024	$232,215	$70,807	$48,458	$351,480
Goodwill acquired or adjusted during the period	33,804	—	—	33,804
Foreign currency translation adjustment	346	1,516	247	2,109
Balance as of June 30, 2025	$266,365	$72,323	$48,705	$387,393
Goodwill acquired or adjusted during the period	20,548	—	—	20,548
Foreign currency translation adjustment	5	(1,157)	(112)	(1,264)
Balance as of June 30, 2026	$286,918	$71,166	$48,593	$406,677

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

Intangible assets consisted of the following (dollar amounts in thousands):

		June 30, 2025			June 30, 2026
	Weighted	Gross			Gross
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	7 years	$91,386	$(8,941)	$82,445	$108,164	$(11,548)	$96,616
Patents	19 years	9,617	(4,353)	5,264	9,965	(4,690)	5,275
Developed technology	9 years	99,937	(55,865)	44,072	49,896	(18,428)	31,468
Customer relationships	7 years	20,991	(9,380)	11,611	23,840	(7,188)	16,652
Total amortizable assets		221,931	(78,539)	143,392	191,865	(41,854)	150,011
Non-amortizable assets:
Trademarks		39,898	—	39,898	42,344	—	42,344
Total intangible assets		$261,829	$(78,539)	$183,290	$234,209	$(41,854)	$192,355

Amortization expense related to intangible assets was $22.8 million, $21.6 million and $21.4 million for fiscal 2024, 2025 and 2026, respectively.

At June 30, 2026, the estimated future amortization expense was as follows (in thousands):

2027	$14,108
2028	12,606
2029	9,142
2030	8,043
2031	6,010
Thereafter	100,102
Total	$150,011

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in “Thereafter” in the table above. During fiscal 2024, 2025 and 2026, we capitalized software development costs in the amounts of $16.6 million, $16.9 million and $17.2 million, respectively.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

5.CONTRACT ASSETS AND LIABILITIES

The table below shows the balance of contract assets and liabilities as of June 30, 2025 and 2026, including the change between the periods. There were no substantial non-current contract assets for the periods presented.

Contract Assets (dollar amounts in thousands)

	June 30,	June 30,
	2025	2026	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$242,742	$190,913	$(51,829)	(21)%

Contract Liabilities (dollar amounts in thousands)

	June 30,	June 30,
	2025	2026	Change	% Change
Advances from customers	$68,184	$42,391	$(25,793)	(38)%
Deferred revenue—current	77,788	91,036	13,248	17%
Deferred revenue—long-term	18,856	20,857	2,001	11%

Contract Assets. Contract assets decreased by approximately $51.8 million as a result of unbilled revenue primarily from the timing and nature of milestones met in contracts for a number of customers in our Security Division, both within the United States and internationally, where we met the contractual terms to prepare invoices to the customers that reduce unbilled revenue, partially offset by transactions where we met the revenue recognition criteria under ASC 606 in advance of the time when contracts give us the right to invoice customers.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under contracts which are fully or partially unsatisfied at the end of the period. As of June 30, 2026 and 2025 the aggregate portion of the transaction price allocated to remaining performance obligations was approximately $1.8 billion. During fiscal 2026, we revised the scope of the disclosure of remaining performance obligations to no longer apply the optional disclosure-only exemption in ASC 606-10-50-14(a) that permits an entity to not disclose information about remaining performance obligations for performance obligations that are part of contracts with an original expected duration of one year or less. We believe this change is preferable under the circumstances because the new disclosure provides more useful information to users of the financial statements by presenting a more comprehensive measure of remaining performance obligations. The prior year amount has been revised to conform to the current year presentation. This change only affected the scope of the disclosure of remaining performance obligations and did not affect revenue recognition, results of operations or financial position. As of June 30, 2026, we expect to recognize revenue on approximately 59% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the fiscal year ended June 30, 2026, we recognized revenue of $110.0 million from contract liabilities existing as of July 1, 2025.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

6.LEASES

The components of operating lease expense for the fiscal years ended June 30, 2025 and 2026 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2026
Operating lease cost	$12,342	$15,277
Variable lease cost	954	992
Short-term lease cost	1,673	997
	$14,969	$17,266

Supplemental balance sheet assets and liabilities related to operating leases were as follows (dollar amounts in thousands):

	Balance Sheet Category	June 30, 2025	June 30, 2026
Operating lease ROU assets, net	Other assets	$32,040	$47,877

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$11,712	$13,115
Operating lease liabilities, long-term	Other long-term liabilities	20,977	35,678
Total operating lease liabilities		$32,689	$48,793

Weighted average remaining lease term			6.1 Years
Weighted average discount rate			5.7%

Supplemental cash flow information related to operating leases for the year ended June 30, 2026 was as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2026
Cash paid for operating lease liabilities	$13,047	$14,908
ROU assets obtained in exchange for new lease obligations	11,628	28,408

Maturities of operating lease liabilities at June 30, 2026 were as follows (in thousands):

June 30, 2026
Less than one year	$15,403
1 – 2 years	10,045
2 – 3 years	6,883
3 – 4 years	4,988
4 – 5 years	4,091
Thereafter	16,929
58,339
Less: Imputed interest	(9,546)
Total lease liabilities	$48,793

7.IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the fiscal year ended June 30, 2026, we recognized $16.6 million in impairments, restructuring and other charges, which included $5.1 million for employee terminations, $2.1 million in acquisition related costs, $1.2 million for impairment of assets, $0.2

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

million for facility closure costs for operational efficiency activities, $1.6 million in legal charges, $2.2 million for non-recurring charges in our Security division, and $4.2 million of non-recurring charges in our Healthcare division.

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

The following tables summarize impairment, restructuring and other charges for the periods set forth below (in thousands):

	Fiscal 2024
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$247	$201	$—	$514	$962
Employee termination costs	285	199	810	122	1,416
Facility closures/consolidation	90	3,148	—	—	3,238
Legal costs, net	53	—	—	722	775
Total expensed	$675	$3,548	$810	$1,358	$6,391

	Fiscal 2025
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$378	$—	$—	$228	$606
Employee termination costs	975	391	958	360	2,684
Facility closures/consolidation	529	242	—	—	771
Legal costs, net	—	(14)	1,288	—	1,274
Total expensed	$1,882	$619	$2,246	$588	$5,335

	Fiscal 2026
		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Corporate	Total
Acquisition-related costs	$33	$—	$—	$2,046	$2,079
Employee termination costs	2,912	601	1,522	149	5,184
Facility closure/consolidation	233	—	—	—	233
Impairment of assets	1,154	—	—	—	1,154
Legal and other expense (benefit), net	2,674	(155)	5,422	—	7,941
Total expensed	$7,006	$446	$6,944	$2,195	$16,591

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the consolidated balance sheet. The changes in the accrued liability for restructuring and other charges for fiscal 2025 and 2026 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure /	Legal
	Related	Termination	Consolidation	and Other
	Costs	Costs	Cost	Costs	Total
Balance as of June 30, 2024	$496	$294	$227	$808	$1,825
Restructuring and other charges, net	606	2,684	771	1,274	5,335
Payments, adjustments and reimbursements, net	(1,102)	(2,533)	(375)	(365)	(4,375)
Balance as of June 30, 2025	$—	$445	$623	$1,717	$2,785
Restructuring and other charges, net	2,079	5,184	233	7,941	15,437
Payments and adjustments, net	(2,079)	(3,949)	(856)	(7,921)	(14,805)
Balance as of June 30, 2026	$—	$1,680	$—	$1,737	$3,417

8.BORROWINGS

Long-term debt consisted of the following (in thousands):

	June 30,
	2025	2026
Term loan	$128,125	$92,500
2029 Notes, net	342,231	344,052
2031 Notes, net	—	564,372
Other long-term debt	1,278	125
	471,634	1,001,049
Less current portion of long-term debt	(8,130)	(2,531)
Long-term portion of debt	$463,504	$998,518

Fiscal year principal payments of long-term debt as of June 30, 2026 are as follows (in thousands):

2027	$2,531
2028	5,041
2029	5,041
2030	355,012
2031	650,000
2032 and thereafter	—
1,017,625
Less unamortized debt discount and issuance costs	(16,576)
Total	$1,001,049

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

Borrowings under the facility bore interest at SOFR plus a margin of 1.25% as of June 30, 2026 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of June 30, 2026 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of June 30, 2026, there were no borrowings outstanding under the revolving credit facility, $95.8 million outstanding under the letters of credit sub-facility, and $92.5 million outstanding under the term loan. As of June 30, 2026, the amount available to borrow under the credit facility was $629.2 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of June 30, 2026, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap agreement in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for further information relating to the interest rate swap agreement.

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

Holders of the 2029 Notes may convert all or a portion of their 2029 Notes at their option prior to May 1, 2029, in multiples of $1,000 principal amounts, only under the following circumstances (i) during any calendar quarter commencing after the quarter ended on September 30, 2025 (and only during such calendar quarter), if our common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of specified corporate events or certain distributions on our common stock; or (iv) if we call any or all 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of June 30, 2026 (in thousands):

June 30,
2026
Principal amount	$350,000
Unamortized debt discount and issuance costs	(5,948)
Net carrying amount	$344,052

Fair value (Level 2)	$467,505

The 2029 Notes were not eligible for conversion as of June 30, 2026. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of June 30, 2026 we were in compliance with applicable financial covenants under the indenture governing the 2029 Notes.

For the fiscal year ended June 30, 2026, total interest expense for the 2029 Notes was $9.7 million, which consisted of $7.9 million of contractual interest expense and $1.8 million of amortization of debt discount and issuance costs. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

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

FOR THE THREE YEARS ENDED JUNE 30, 2026

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

We accounted for the issuance of the 2031 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2031 Notes as of June 30, 2026 (in thousands):

June 30,
2026
Principal amount	$575,000
Unamortized debt discount and issuance costs	(10,628)
Net carrying amount	$564,372

Fair value (Level 2)	$537,913

The 2031 Notes were not eligible for conversion as of June 30, 2026. No sinking fund is provided for the 2031 Notes, which means that we are not required to redeem or retire them periodically. As of June 30, 2026 we were in compliance with applicable financial covenants under the indenture governing the 2031 Notes.

For the fiscal year ended June 30, 2026, total interest expense for the 2031 Notes was $3.2 million, which consisted of $1.8 million of contractual interest expense and $1.4 million of amortization of debt discount and issuance costs. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2031 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of June 30, 2026, $63.0 million was outstanding under these letter-of-credit facilities. As of June 30, 2026, the total amount available under these credit facilities was $57.2 million.

9.STOCKHOLDERS’ EQUITY

Stock-based Compensation

As of June 30, 2026, we maintained the OSI Plan as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	2024	2025	2026
Cost of goods sold	$930	$1,014	$1,171
Selling, general and administrative	27,155	30,340	24,594
Research and development	621	605	668
Stock-based compensation expense	$28,706	$31,959	$26,433

As of June 30, 2026, total unrecognized compensation cost related to stock-based compensation grants under the OSI Plan was estimated at $0.9 million for stock options and $13.3  million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted-average period of 1.87 years with respect to the stock options and 2.2 years for grants of RSUs.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

OSI Plan

Awards are granted in the form of incentive options, nonqualified options, stock appreciation rights, RSUs, performance shares and stock bonuses, amongst other forms of equity, to qualified employees, directors and consultants.

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

	2024	2025	2026
Expected dividend	—	—	—
Risk-free interest rate	4.5%	4.4%	3.6%
Expected volatility	29.0%	29.0%	34.0%
Expected holding period (in years)	4.5	4.5	4.5

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

The following summarizes stock option activity for fiscal years 2024, 2025 and 2026:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2023	83,677	$87.09
Granted	22,438	119.45
Exercised	(22,698)	81.67
Expired or forfeited	(4,459)	86.72
Outstanding at June 30, 2024	78,958	$97.87
Granted	16,039	174.09
Exercised	(33,782)	91.69
Expired or forfeited	(962)	111.09
Outstanding at June 30, 2025	60,253	$121.41
Granted	8,379	266.17
Exercised	(15,650)	109.52
Expired or forfeited	(1,533)	151.92
Outstanding at June 30, 2026	51,449	$147.69	7.4 years	$4,050
Exercisable at June 30, 2026	26,669	$107.91	6.4 years	$2,955

The per-share weighted-average grant-date fair value of stock options granted under the OSI Plan was $38.28, $55.50 and $90.76 for fiscal 2024, 2025 and 2026, respectively. The total intrinsic value of options exercised during fiscal 2026 was $2.5 million.

Restricted Stock Units—A summary of RSU activity for the periods indicated was as follows:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2023	455,515	$85.15
Granted	333,114	95.42
Vested	(390,375)	79.75
Forfeited	(6,663)	88.76
Nonvested at June 30, 2024	391,591	$99.21
Granted	297,912	150.91
Vested	(323,297)	127.88
Forfeited	(10,810)	103.40
Nonvested at June 30, 2025	355,396	$116.34
Granted	228,602	226.58
Vested	(339,252)	162.20
Forfeited	(3,011)	126.33
Nonvested at June 30, 2026	241,735	$156.11

The per-share weighted average grant-date fair value of RSUs granted under the OSI Plan was $95.42, $127.88, and $226.58 for fiscal 2024, 2025 and 2026, respectively. The total fair value of shares vested during fiscal 2024, 2025 and 2026 was $31.1 million, $41.3 million, and $55.0 million, respectively.

In December 2023, our shareholders approved an amendment to the OSI Plan, which increased the shares available under the OSI Plan by 2.4 million shares, resulting in a maximum pool of 9.5 million shares. As of June 30, 2026, there were approximately 1.6 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

We granted 75,988, 80,682, and 49,431 performance-based awards during fiscal 2024, 2025 and 2026, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 376% of the original number of shares or units awarded. Compensation cost associated with these performance- based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined, plan-defined dates. During the years ended June 30, 2024, 2025 and 2026, employees purchased 63,111, 53,697, 40,091 shares, respectively. As of June 30, 2026, there were 259,863 shares of our common stock available for issuance under the plan.

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

On August 20, 2026, we announced that our Board of Directors has approved an additional one million shares for repurchase under our stock repurchase program, increasing the total remaining authorization to 1,078,731 shares.

During fiscal 2024, 2025 and 2026, we repurchased zero shares, 531,314 shares and 1,111,825 shares, respectively, of common stock under our then current programs. As of June 30, 2026, there were 78,731 shares remaining available for repurchase under the authorized repurchase program.

Dividends

We have not paid any dividends since the consummation of our initial public offering in 1997 and we do not currently intend to pay any dividends in the foreseeable future. Our Board of Directors will determine the payment of future dividends, if any. Certain of our current bank credit facilities restrict the payment of dividends and future borrowings may contain similar restrictions.

10.INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	2024	2025	2026
Pre-tax income:
United States	$41,330	$30,218	$45,277
Foreign	119,884	155,876	147,469
Total pre-tax income	$161,214	$186,094	$192,746

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

Our provision for income taxes consists of the following (in thousands):

	2024	2025	2026
Current:
Federal	$22,229	$12,218	$8,583
State	2,122	2,260	2,422
Foreign	22,842	31,066	29,062
Total current provision	47,193	45,544	40,067
Deferred:
Federal	$(13,375)	$(7,667)	$(1,509)
State	(594)	(853)	(850)
Foreign	(164)	(567)	327
Total deferred (benefit)	(14,133)	(9,087)	(2,032)
Total provision	$33,060	$36,457	$38,035

Net income tax payments for the year ended June 30, 2026, after the prospective adoption of ASU 2023-09, consisted of the following:

United States – federal (1)	$10,351
United States – state and local	1,755
United Kingdom	11,919
Canada	2,499
Malaysia	6,277
Singapore	2,702
Other foreign	7,497
Total	$43,000
(1)	The Company’s U.S. federal payments were reduced by foreign tax credits and research and development credits.

As of June 30, 2025 and 2026, our liability for uncertain tax positions was $15.4 million and $15.2 million, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14.9 million as of June 30, 2026.

We recognize potential interest and penalties related to income tax matters in income tax expense. As of June 30, 2026, we have accrued $3.2  million for interest and penalties. Our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include fiscal years after 2022 for federal purposes, fiscal years after 2021 for state purposes and fiscal years after 2018 for various foreign jurisdictions. Future developments, such as the settlement of income tax positions or the expiration of applicable statutes of limitation, could result in changes to our liability for unrecognized tax benefits.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

A summary of activity of unrecognized tax benefits for fiscal 2025 and 2026 is as follows (in thousands).

Balance at June 30, 2024	$17,914
Additions on tax positions for the current year	1,296
Additions on tax positions from prior years	234
Reduction in tax positions from prior year for dispute settlements	(438)
Reductions to prior year tax positions	(305)
Reduction to prior year tax positions for statute of limitations closure	(3,108)
Balance at June 30, 2025	$15,593
Additions on tax positions for the current year	973
Additions on tax positions from prior years	58
Reduction to prior year tax positions	(44)
Reduction to prior year tax positions for statute of limitations closure	(1,668)
Balance at June 30, 2026	$14,912

Deferred income tax assets (liabilities) consisted of the following (in thousands):

	June 30,
	2025	2026
Deferred income tax assets:
Tax credit carryforwards	$6,383	$6,768
Net operating loss carryforwards	3,339	3,197
Customer advances	6,521	8,100
Allowance for doubtful accounts	3,146	3,560
Inventory reserve	14,636	14,435
Accrued liabilities	3,209	4,200
Operating lease liabilities	5,540	8,946
Stock and deferred compensation	14,504	16,816
Other assets	1,700	3,548
Total deferred income tax assets	58,978	69,570
Valuation allowance	(10,471)	(11,352)
Net deferred income tax assets	48,507	58,218
Deferred income tax liabilities:
Depreciation	(6,280)	(8,621)
Amortization of intangible assets	(13,784)	(13,280)
Withholding tax on unrepatriated foreign earnings	(8,496)	(9,266)
Operating lease ROU assets	(5,482)	(8,752)
Other liabilities	(3,604)	(3,842)
Total deferred income tax liabilities	(37,646)	(43,761)
Net deferred income tax assets	$10,861	$14,457

The components of the net deferred income tax asset are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2025	2026
Long term deferred income tax asset, included in other assets	$14,195	$19,920
Long term deferred income tax liability	(3,334)	(5,463)
Net deferred income tax assets	$10,861	$14,457

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

The components of current taxes receivable and payable and prepaid taxes are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2025	2026
Current taxes receivable and prepaid taxes, included in prepaid expenses and other current assets	$10,958	$16,352
Current taxes payable, included in other accrued expenses and current liabilities	(22,285)	(23,266)
Net tax payable	$(11,327)	$(6,914)

As of June 30, 2026, we had federal, state and foreign net operating losses carryforwards of approximately $0.3 million, $17.2 million and $7.7 million, respectively. Our net operating loss carryforwards will begin to expire in the tax year ending June 30, 2028. As of June 30, 2026, we had federal and state tax credit carryforwards of approximately $3.8 million and $6.8 million, respectively. Our credit carryforwards will begin to expire in the tax year ending June 30, 2032.

We have established valuation allowances that relate to the net operating losses of certain subsidiaries, capital losses, and tax credits. During the year ended June 30, 2026, we recorded an aggregate net increase of $0.9 million to these valuation allowances. We evaluate the need for valuation allowances on a jurisdiction-by-jurisdiction basis and release such allowances when sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized.

We recognized all excess tax benefits and tax deficiencies related to equity-based compensation as a component of income tax expense or benefit in the period in which they occur, in accordance with ASC 718. An income tax benefit of approximately $1.7 and $2.1 million was recognized in fiscal 2025 and 2026, respectively.

The consolidated effective income tax rate differs from the federal statutory income tax rate due primarily to the following:

	June 30
	2026
Provision for income taxes at federal statutory rate	$40,477	21%
State tax expense, net of federal income tax benefit (1)	1,003	0.5
Foreign tax effects:
United Kingdom
Patent box benefit	(5,435)	(2.8)
Other	1,324	0.7
Other foreign jurisdictions	2,087	1.1
Effect of cross-border tax laws:
Foreign Derived Intangible Income (FDII) benefit	(2,973)	(1.5)
Other effects of cross-border tax laws	901	0.4
Tax Credits:
Research and development tax credits	(2,054)	(1.1)
Changes in valuation allowance	2,527	1.3
Nontaxable or nondeductible items:
Officers’ compensation	4,771	2.5
Other	(4,332)	(2.3)
Changes in unrecognized tax benefit	(261)	(0.1)
Effective income tax rate	$38,035	19.7%
(1)	Massachusetts, Minnesota, New York, and Texas made up the majority (greater than 50% of the tax expense in this category).

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

The following table provides the disclosures required before adopting ASU 2023-09 and reconciles our effective tax rate with the U.S. federal tax rate:

	2024	2025
Provision for income taxes at federal statutory rate	21%	21%
Research and development tax credits	(1.6)	(1.5)
Foreign income subject to tax at other than federal statutory rate	1.7	2.1
Stock compensation	(0.5)	(0.9)
Officers’ compensation	4.1	3.2
Change in valuation allowance	1.0	0.2
Unrecognized tax expense (benefit)	3.7	(1.3)
State tax expense	0.9	1.1
U.S. tax on foreign earnings	(0.8)	(0.2)
Changes in prior year estimates	(2.4)	0.3
Global intangible low-taxed income, net of foreign tax credits	0.8	0.9
Foreign Derived Intangible Income Benefit	(4.3)	(1.9)
Non-taxable earnings from acquisitions	(0.8)	(0.5)
Patent box benefit	(3.2)	(2.8)
Other	0.9	(0.1)
Effective income tax rate	20.5%	19.6%

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

11.COMMITMENTS AND CONTINGENCIES

Acquisition-Related Contingent Obligations—Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments was $51.9 million as of June 30, 2026.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2025 to June 30, 2026 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2025	$19,086
Addition of contingent earnout obligations	9,702
Foreign currency translation adjustment	(70)
Changes in fair value for contingent earnout obligations	(10,120)
Payments on contingent earnout obligations	(486)
Ending fair value, June 30, 2026	$18,112

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

Advances from Customers—We receive advances from customers associated with certain contracts. These advances are paid in cash by customers, and we account for these as liabilities until our contractual obligations are complete.

Guarantees—We are periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and ten years. The bonds are provided by various bonding agencies. However, we are ultimately liable for claims that may occur against them. As of June 30, 2025 and 2026, we had a maximum financial exposure related to performance bonds of approximately $104 million and $102 million, respectively. As described in Note 8, we and several of our foreign subsidiaries have issued letters of credit under the revolving credit facility and international bank facilities. These letters of credit are issued to protect various customers, suppliers and government agencies under contractual arrangements and regulatory requirements. We have no history of significant claims and there are no pending matters that would require us to perform under any of these arrangements, and we believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the consolidated financial statements. Accordingly, no liability for any of these arrangements has been recorded as of June 30, 2025 and 2026.

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

Indemnifications—In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of June 30, 2026.

Legal Proceedings— We are involved in various other potential or actual claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to any non-ordinary course matters because we believe that, although unfavorable outcomes in the proceedings are possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our company, the impact on our business, financial condition, results of operations and cash flows could be material.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

12.RELATED-PARTY TRANSACTIONS

In 1994, we, together with an unrelated company, formed ECIL-Rapiscan Security Products Limited, a joint venture organized under the laws of India. We own a 36% interest in the joint venture, our Executive Chairman owns a 10.5% interest, and our President and Chief Executive Officer owns a 4.5% ownership interest. Our initial investment in the joint venture was approximately $0.1  million. For each of the years ended June 30, 2024, 2025 and 2026 our equity earnings in the joint venture were not significant. We, our Executive Chairman and our and President and Chief Executive Officer collectively control less than 50% of the board of directors voting power in the joint venture. As a result, we account for the investment under the equity method of accounting. The joint venture was formed for the purpose of the manufacture, assembly, service and testing of security and inspection systems and other products. Some of our subsidiaries are suppliers to the joint venture partner, which in turn manufactures and sells the resulting products. Net sales to the joint venture partner for fiscal 2024, 2025 and 2026 were approximately $10.4 million, $6.0 million and $1.8  million, respectively. Receivables from the joint venture were $3.5 million and $1.8 million as of June 30, 2025 and 2026, respectively.

13.EMPLOYEE BENEFIT PLANS

Employee Retirement Savings Plans

We have various qualified employee retirement savings plans. Participants can contribute certain amounts to the plans and we match a certain portion of employee contributions. We contributed approximately $7.4 million, $8.8 million and $9.5 million to the plans for the fiscal years ended June 30, 2024, 2025 and 2026, respectively.

Deferred Compensation Plan

We have a deferred compensation plan, which meets the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that selected employees are eligible to defer up to 80% of their salaries and up to 100% of their bonuses. We may also make employer contributions to participant accounts in certain circumstances. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings are subject to a vesting schedule dependent upon years of service to us and, also, vest completely upon the participant’s disability or death while employed by us or immediately prior to a change of control. We made contributions of $0.7 million, $0.7 million and $0.8 million for fiscal year 2024, 2025 and 2026, respectively. As of June 30, 2026, we held assets of $55.0 million and liabilities of $53.8 million related to this plan. Assets related to this plan are included in other assets and liabilities related to this plan are included in other long-term liabilities in the consolidated balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.

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

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for fiscal years 2025 and 2026, and a statement of the funded status as of June 30, 2025 and 2026 (in thousands):

	2025	2026
Change in Benefit Obligation
Benefit obligation at beginning of year	$12,867	$12,192
Translation adjustment	336	(100)
Interest costs	610	599
Service costs	—	134
Plan amendments	—	5,500
Actuarial (gain) loss	(66)	278
Benefits paid	(1,555)	(2,335)
Benefit obligation at end of year	12,192	16,268
Change in Plan Assets
Fair value of plan assets at beginning of year	7,517	8,540
Translation adjustment	662	(326)
Actual return on plan assets	516	1,789
Company contributions	1,362	2,130
Benefits paid	(1,517)	(2,299)
Fair value of plan assets at end of year	8,540	9,834
Funded status and net benefit obligation amount recognized	$(3,652)	$(6,434)
Amount recognized in consolidated balance sheets consists of:
Net benefit asset (included in other current assets)	$5,192	$6,353
Current portion of net pension liability (included in other current liabilities)	(2,124)	(2,146)
Net long term pension liability (included in other long-term liabilities)	(6,719)	(10,641)
Accumulated other comprehensive loss	(916)	(854)

One of our defined benefit pension plans is considered a nonqualified plan, therefore we have funded a separate rabbi trust which comprises insurance company contracts with fair values of $9.1 million and $10.7 million as of June 30, 2025 and 2026, respectively, included in Other Assets on the consolidated balance sheets. These amounts are not included in the fair value of plan assets in the table above. In the fiscal year ended June 30, 2026, $2.1 million from the rabbi trust was used as a Company contribution to the nonqualified plan and paid during the year.

The following table provides the net periodic benefit costs for the fiscal years ended June 30, (in thousands):

	2024	2025	2026
Net Periodic Benefit Costs
Interest costs	$795	$610	$599
Service costs	—	—	134
Expected return on plan assets	(487)	(593)	(719)
Amortization of prior service costs	548	379	4,833
Recognized actuarial loss (gain)	(119)	(154)	(70)
Net periodic benefit cost	$737	$242	$4,777

Plan Assumptions

	2025	2026
Weighted average assumptions at year-end:
Discount rate	4.4%	4.1%
Expected return on plan assets	7.8%	8.7%
Rate of compensation increase	—%	—%

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

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

Plan Assets and Investment Policy

	Fiscal year ended		Fiscal year ended
	June 30, 2025		June 30, 2026
	Proportion of	Expected Rate	Proportion of	Expected Rate
	Fair Value	of Return	Fair Value	of Return
Equity securities	87%	8.7%	87%	9.7%
Debt securities	6%	1.9%	11%	1.9%
Cash	7%	1.9%	2%	1.9%
Combined	100%	7.8%	100%	8.7%

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

Projected Benefit Payments

The following table reflects estimated benefits payments, based upon the same assumptions used to measure the benefit obligation and net pension cost, as of June 30, 2026 (in thousands):

Pension Benefits
July 1, 2026 to June 30, 2027	$2,565
July 1, 2027 to June 30, 2028	2,796
July 1, 2028 to June 30, 2029	3,889
July 1, 2029 to June 30, 2030	4,116
July 1, 2030 to June 30, 2031	3,142
July 1, 2031 to June 30, 2036	2,548

Company Contribution

A contribution of $2.1 million during fiscal year 2026 for the nonqualified plan was provided by the rabbi trust as described above. Future contributions for the nonqualified plan are expected to be provided by the rabbi trust.

Plan Amendment

In December 2025, a plan amendment was made for our former CEO resulting in $4.4 million in prior service costs amortization.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

14.SEGMENT INFORMATION

We operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division) and (c) medical monitoring systems (Healthcare division). Factors used to identify our reportable segments primarily reflect our organizational and management structure around differences in products and industry markets. The reconciliation of segment totals to consolidated totals include intersegment eliminations and certain unallocated corporate items that include executive compensation and certain other general and administrative expenses; expenses related to stock issuances, legal, audit and other professional service fees, depreciation and amortization, and corporate assets. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies. We disclose segment income (loss) from operations as our measure of segment profit/loss, reconciled to consolidated income (loss) from operations. The measure of segment income (loss) from operations excludes impairment, restructuring and other charges presented below which are presented to reconcile to consolidated income from operations. Segment assets represent total current and noncurrent assets for each reportable segment. Business segment disclosures consider information used by/provided to our chief operating decision maker (“CODM”). Our Chief Executive Officer serves as the CODM. The CODM uses segment assets and segment income (loss) from operations, as well as the expenses within each segment including cost of sales, selling, general and administrative expenses and research and development expenses, to allocate resources to segments in the budgeting and forecasting process along with periodic ongoing reviews of results and overall activity in the markets where each segment operates.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

The following tables present our results of operations and identifiable assets by our three industry segments, along with amounts for intersegment eliminations and unallocated corporate items, which are reconciled to consolidated amounts (in thousands):

	Fiscal 2024
		Optoelectronics
		and		Total
	Security	Manufacturing	Healthcare	Reportable	Intersegment	Unallocated
	Division	Division	Division	Segments	Eliminations	Corporate	Consolidated
Revenues:
External customer revenue	$1,043,073	$324,250	$171,435	$1,538,758	$—	$—	$1,538,758
Intersegment revenue	—	60,018	—	60,018	(60,018)	—	—
Total revenues	1,043,073	384,268	171,435	1,598,776	(60,018)	—	1,538,758
Cost of goods sold	681,531	299,147	86,917	1,067,595	(59,295)	—	1,008,300
Selling, general and administrative expenses	134,401	33,608	60,767	228,776	—	40,955	269,731
Research and development expenses	43,196	5,151	16,928	65,275	—	—	65,275
Segment income from operations	$183,945	$46,362	$6,823	$237,130	$(723)	$(40,955)	$195,452

Segment assets	$1,333,259	$288,629	$255,093	$1,876,981	$—	$59,027	$1,936,008
Capital expenditures	$11,997	$4,007	$3,219	$19,223	$—	$2,879	22,102
Depreciation and amortization	$25,831	$9,040	$5,794	$40,665	$—	$1,544	42,209

Reconciliation to consolidated income from operations – Fiscal 2024
Consolidated segment income from operations	—	—	—	—	—	—	$195,452
Impairment, restructuring and other charges	—	—	—	—	—	—	(6,391)
Consolidated income from operations	—	—	—	—	—	—	$189,061

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

	Fiscal 2025
		Optoelectronics
		and		Total
	Security	Manufacturing	Healthcare	Reportable	Intersegment	Unallocated
	Division	Division	Division	Segments	Eliminations	Corporate	Consolidated
Revenues:
External customer revenue	$1,196,180	$348,624	$168,362	$1,713,166	$—	$—	$1,713,166
Intersegment revenue	—	63,441	—	63,441	(63,441)	—	—
Total revenues	1,196,180	412,065	168,362	1,776,607	(63,441)	—	1,713,166
Cost of goods sold	780,378	321,397	86,534	1,188,309	(62,325)	—	1,125,984
Selling, general and administrative expenses	157,873	33,409	59,871	251,153	—	39,726	290,879
Research and development expenses	51,095	5,100	17,249	73,444	—	—	73,444
Segment income from operations	$206,834	$52,159	$4,708	$263,701	$(1,116)	$(39,726)	$222,859

Segment assets	$1,608,985	$300,405	$270,428	$2,179,818	$—	$61,439	2,241,257
Capital expenditures	$13,933	$5,000	$1,448	$20,381	$—	$3,451	23,832
Depreciation and amortization	$29,579	$7,176	$5,163	$41,918	$—	$1,662	43,580

Reconciliation to consolidated income from operations – Fiscal 2025
Consolidated segment income from operations	—	—	—	—	—	—	$222,859
Impairment, restructuring and other charges	—	—	—	—	—	—	(5,335)
Consolidated income from operations	—	—	—	—	—	—	$217,524

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

	Fiscal 2026
		Optoelectronics
		and		Total
	Security	Manufacturing	Healthcare	Reportable	Intersegment	Unallocated
	Division	Division	Division	Segments	Eliminations	Corporate	Consolidated
Revenues:
External customer revenue	$1,247,949	$375,306	$162,729	$1,785,984	$—	$—	$1,785,984
Intersegment revenue	—	75,511	—	75,511	(75,511)	—	—
Total revenues	1,247,949	450,817	162,729	1,861,495	(75,511)	—	1,785,984
Cost of goods sold	834,806	352,666	79,801	1,267,273	(74,381)	—	1,192,892
Selling, general and administrative expenses	149,653	35,361	57,095	242,109	—	36,281	278,390
Research and development expenses	55,021	5,198	18,922	79,141	—	—	79,141
Segment income from operations	$208,469	$57,592	$6,911	$272,972	$(1,130)	$(36,281)	$235,561

Segment assets	$1,581,183	$288,163	$308,765	$2,178,111	$—	$324,341	2,502,452
Capital expenditures	$18,202	$7,327	$2,942	$28,471	$—	$2,099	30,570
Depreciation and amortization	$28,472	$7,938	$4,310	$40,720	$—	$1,930	42,650

Reconciliation to consolidated income from operations – Fiscal 2026
Consolidated segment income from operations	—	—	—	—	—	—	$235,561
Impairment, restructuring and other charges	—	—	—	—	—	—	(16,591)
Consolidated income from operations	—	—	—	—	—	—	$218,970

The following tables present the revenues and identifiable assets by geographical area (in thousands):

	Fiscal 2024
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$527,120	$23,316	$550,436	$127,682	$535,225
Mexico	423,185	—	423,185	3,312	4,407
Other Americas	61,583	—	61,583	6,600	22,465
Total Americas	1,011,888	23,316	1,035,204	137,594	562,097
United Kingdom	234,858	11,083	245,941	26,506	82,690
Other Europe, Middle East and Africa	49,972	—	49,972	4,256	11,381
Total EMEA	284,830	11,083	295,913	30,762	94,071
Asia-Pacific	242,040	25,619	267,659	17,524	20,721
Eliminations	—	(60,018)	(60,018)	—	—
Total	$1,538,758	$—	$1,538,758	$185,880	$676,889

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2026

	Fiscal 2025
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$563,037	$26,562	$589,599	$128,061	$539,052
Mexico	276,324	—	276,324	3,276	4,262
Other Americas	155,075	6	155,081	22,924	112,108
Total Americas	994,436	26,568	1,021,004	154,261	655,422
United Kingdom	372,959	9,475	382,434	28,626	88,101
Other Europe, Middle East and Africa	50,030	—	50,030	3,561	10,449
Total EMEA	422,989	9,475	432,464	32,187	98,550
Asia-Pacific	295,741	27,398	323,139	15,040	18,199
Eliminations	—	(63,441)	(63,441)	—	—
Total	$1,713,166	$—	$1,713,166	$201,488	$772,171

	Fiscal 2026
	External	Intersegment	Total	Long-lived	Long-lived
	revenues	revenues	Consolidated	tangible assets	assets
Geographic region:
United States	$583,217	$29,110	$612,327	$142,397	$556,716
Mexico	99,126	—	99,126	3,390	4,218
Other Americas	205,897	12	205,909	23,302	140,349
Total Americas	888,240	29,122	917,362	169,089	701,283
United Kingdom	503,463	13,510	516,973	33,178	90,840
Other Europe, Middle East and Africa	77,859	—	77,859	2,598	8,563
Total EMEA	581,322	13,510	594,832	35,776	99,403
Asia-Pacific	316,422	32,879	349,301	19,152	22,363
Eliminations	—	(75,511)	(75,511)	—	—
Total	$1,785,984	$—	$1,785,984	$224,017	$823,049

Pursuant to ASC 280 Segment Reporting, external revenues are attributed to individual countries based upon the location of our selling entity.

SUPPLEMENTARY DATA

UNAUDITED QUARTERLY RESULTS

The following tables present unaudited quarterly financial information for the four quarters in the fiscal years ended June 30, 2025 and 2026 (in thousands, except per share data):

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2024	2024	2025	2025

	(Unaudited)
Net revenues	$344,007	$419,820	444,354	504,985
Costs of goods sold	222,505	272,669	294,063	336,747
Gross profit	121,502	147,151	150,291	168,238
Operating expenses:
Selling, general and administrative	72,223	70,722	73,249	74,685
Research and development	17,773	18,257	18,570	18,844
Impairment, restructuring and other charges	1,178	215	2,255	1,687
Total operating expenses	91,174	89,194	94,074	95,216
Income from operations	30,328	57,957	56,217	73,022
Interest and other expense, net	(7,359)	(8,619)	(8,228)	(7,224)
Income before income taxes	22,969	49,338	47,989	65,798
Provision for income taxes	(5,033)	(11,519)	(6,855)	(13,050)
Net income	$17,936	$37,819	$41,134	$52,748
Basic earnings per common share	$1.07	$2.26	$2.45	$3.14
Diluted earnings per common share	$1.05	$2.22	$2.40	$3.03

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	2025	2025	2026	2026

	(Unaudited)
Net revenues	$384,623	$464,057	$453,246	$484,058
Costs of goods sold	261,438	312,428	302,922	316,104
Gross profit	123,185	151,629	150,324	167,954
Operating expenses:
Selling, general and administrative	66,955	70,201	71,487	69,747
Research and development	20,427	19,759	19,455	19,500
Impairment, restructuring and other charges	2,730	2,874	6,168	4,819
Total operating expenses	90,112	92,834	97,110	94,066
Income from operations	33,073	58,795	53,214	73,888
Interest and other expense, net	(7,398)	(10,713)	(3,995)	(4,118)
Income before income taxes	25,675	48,082	49,219	69,770
Provision for income taxes	(5,119)	(9,383)	(9,003)	(14,530)
Net income	$20,556	$38,699	$40,216	$55,240
Basic earnings per common share	$1.22	$2.31	$2.44	$3.40
Diluted earnings per common share	$1.18	$2.22	$2.33	$3.27

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

3.1	Certificate of Incorporation of OSI Systems, Inc. (1)
3.2	Amended and Restated Bylaws of OSI Systems, Inc. (16)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture, dated as of July 19, 2024, between OSI Systems, Inc. and U.S. Bank Trust Company, National Association, as trustee. (11)
4.3	Form of certificate representing the 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.2). (11)
4.4	Indenture dated as of November 20, 2025 between OSI Systems, Inc. And U.S. Bank Trust Company, National Association, as trustee (20)
4.5	Form of certificate representing the 0.50% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.4) (20)
4.6*	Description of Capital Stock
10.1†	Second Amended and Restated OSI Systems, Inc. Deferred Compensation Plan (2)
10.2†*	First Amendment to Second Amended and Restated OSI Systems, Inc. Deferred Compensation Plan
10.3†	OSI Systems, Inc. Nonqualified Defined Benefit Plan (3)
10.4†	Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (4)
10.5†	First Amendment to Amended and Restated OSI Systems, Inc. 2008 Employee Stock Purchase Plan (12)
10.6†	Form of Indemnification Agreement for Directors and Executive Officers of OSI Systems, Inc. (5)
10.7	Ninth Amendment to Credit Agreement dated July 1, 2025 between Wells Fargo Bank, N.A. and OSI Systems, Inc. (15)
10.8†	Amended and Restated Employment Agreement dated April 29, 2024 between Alan Edrick and OSI Systems, Inc. (10)
10.9†	Amended and Restated Employment Agreement dated April 29, 2024 between Ajay Mehra and OSI Systems, Inc. (10)
10.10†	Amendment dated December 12, 2024 to Amended and Restated Employment Agreement between Ajay Mehra and OSI Systems, Inc. (18)
10.11†	Amended and Restated Employment Agreement dated April 29, 2024 between Victor Sze and OSI Systems, Inc. (10)
10.12†	Amended and Restated Retirement Benefit Award Agreement effective as of December 31, 2017 by and between Deepak Chopra and OSI Systems, Inc. (6)
10.13†	First Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of June 19, 2020 by and between Deepak Chopra and OSI Systems, Inc. (13)
10.14†	Second Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of August 19, 2020 by and between Deepak Chopra and OSI Systems, Inc.(13)
10.15†	Third Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of October 27, 2021 by and between Deepak Chopra and OSI Systems, Inc. (14)
10.16†*	2025 Amendment to Amended and Restated Retirement Benefit Award Agreement effective as of December 23, 2025 by and between Deepak Chopra and OSI Systems, Inc.
10.17†	Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (7)
10.18†	Amendment to Amended and Restated OSI Systems, Inc. 2012 Incentive Award Plan (17)
10.19†	Form of Restricted Stock Award Agreement (8)
10.20†	Form of Restricted Stock Unit Award Agreement (8)
10.21†	Form of Stock Option Agreement (8)
14.1	OSI Systems, Inc. Code of Ethics and Conduct effective May 1, 2026 (9)
18.1*	Preferability Letter of Grant Thornton LLP Regarding Change in Accounting Principle.
19.1*	OSI Systems, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906
97.1	Policy for Recovery of Erroneously Awarded Compensation (19)

No.	EXHIBIT DESCRIPTION

101.1	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2026 formatted in XBRL (eXtensible Business Reporting Language) as follows:
(i) the consolidated balance sheets
(ii) the consolidated statements of operations
(iii) the consolidated statements of comprehensive income
(iv) the consolidated statements of stockholders’ equity
(v) the consolidated statements of cash flows
(vi) the notes to the consolidated financial statements, tagged in summary and detail
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
†	Denotes a management contract or compensatory plan or arrangement.
*	Filed herewith.
(1)	Previously filed with our Current Report on Form 8-K filed on March 8, 2010.
(2)	Previously filed with our Quarterly Report on Form 10-Q filed on January 26, 2024.
(3)	Previously filed with our Current Report on Form 8-K filed on October 10, 2008.
(4)	Previously filed with our Quarterly Report on Form 10-Q filed on October 24, 2014.
(5)	Previously filed with our Annual Report on Form 10-K filed on August 27, 2010.
(6)	Previously filed with our Current Report on Form 8-K filed on January 5, 2018.
(7)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2020.
(8)	Previously filed with our Registration Statement on Form S-8 filed on August 16, 2013.
(9)	Previously filed with our Quarterly Report on Form 10-Q filed on May 4, 2026.
(10)	Previously filed with our Quarterly Report on Form 10-Q filed on April 30, 2024.
(11)	Previously filed with our Current Report on Form 8-K filed on July 19, 2024.
(12)	Previously filed with our Proxy Statement on Schedule 14A filed on October 21, 2016.
(13)	Previously filed with our Annual Report on Form 10-K filed on August 21, 2020.
(14)	Previously filed with our Quarterly Report on Form 10-Q filed on October 29, 2021.
(15)	Previously filed with our Current Report on Form 8-K filed on July 2, 2025.
(16)	Previously filed with our Quarterly Report on Form 10-Q filed on January 27, 2023.
(17)	Previously filed with our Proxy Statement on Schedule 14A filed on October 27, 2023.
(18)	Previously filed with our Current Report on Form 8-K filed on December 13, 2024.
(19)	Previously filed with our Annual Report on Form 10-K filed on August 29, 2024.
(20)	Previously filed with our Current Report on Form 8-K filed on November 20, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI SYSTEMS, INC. (Registrant)

Date: August 21, 2026	By:	/s/ ALAN EDRICK Alan Edrick, Executive Vice President & Chief Financial Officer

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

Name	Title	Date

/s/ AJAY MEHRA Ajay Mehra	Director, President and Chief Executive Officer (Principal Executive Officer)	August 21, 2026

/s/ DEEPAK CHOPRA Deepak Chopra	Chairman of the Board	August 21, 2026

/s/ ALAN EDRICK Alan Edrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 21, 2026

/s/ CARY OKAWA	Chief Accounting Officer (Principal Accounting Officer)	August 21, 2026
Cary Okawa

/s/ WILLIAM F. BALLHAUS, JR. William F. Ballhaus, Jr.	Director	August 21, 2026

/s/ KELLI BERNARD Kelli Bernard	Director	August 21, 2026

/s/ GERALD CHIZEVER Gerald Chizever	Director	August 21, 2026

/s/ JAMES B. HAWKINS James B. Hawkins	Director	August 21, 2026