Form 10-Q
period 2026-09-30
OSI SYSTEMS INC
filed 2026-10-29
CIK 1039065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, there were 15,728,156 shares of the registrant’s common stock outstanding.

OSI SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share amounts and par value)

	June 30,	September 30,
	2026	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$359,832	$236,298
Short-term investments	159	65,702
Accounts receivable, net	764,626	746,864
Inventories	415,562	463,367
Prepaid expenses and other current assets	71,512	74,838
Total current assets	1,611,691	1,587,069
Property and equipment, net	129,942	132,528
Goodwill	406,677	407,629
Intangible assets, net	192,355	194,655
Other assets	161,787	167,561
Total assets	$2,502,452	$2,489,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,531	$1,275
Accounts payable	168,981	190,268
Accrued payroll and related expenses	51,819	49,470
Advances from customers	42,391	64,099
Deferred revenue	91,036	91,071
Other accrued expenses and current liabilities	154,377	152,815
Total current liabilities	511,135	548,998
Long-term debt, net	998,518	998,294
Deferred income taxes	5,463	5,142
Other long-term liabilities	154,375	154,164
Total liabilities	1,669,491	1,706,598
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—100,000,000 shares authorized; issued and outstanding, 15,918,066 shares at June 30, 2026 and 15,728,156 shares at September 30, 2026	17	16
Retained earnings	852,117	804,423
Accumulated other comprehensive loss	(19,173)	(21,595)
Total stockholders’ equity	832,961	782,844
Total liabilities and stockholders’ equity	$2,502,452	$2,489,442

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended September 30,
	2025	2026
Net revenues:
Products	$275,810	$289,823
Services	108,813	113,649
Total net revenues	384,623	403,472
Cost of goods sold:
Products	202,056	213,793
Services	59,382	65,878
Total cost of goods sold	261,438	279,671
Gross profit	123,185	123,801
Operating expenses:
Selling, general and administrative	66,955	68,709
Research and development	20,427	19,426
Restructuring and other charges	2,730	2,096
Total operating expenses	90,112	90,231
Income from operations	33,073	33,570
Interest and other expense, net	(7,398)	(3,321)
Income before income taxes	25,675	30,249
Provision for income taxes	(5,119)	(5,677)
Net income	$20,556	$24,572
Earnings per share:
Basic	$1.22	$1.55
Diluted	$1.18	$1.51
Shares used in per share calculation:
Basic	16,896	15,899
Diluted	17,473	16,252

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2025	2026
Net income	$20,556	$24,572
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(161)	(2,297)
Other, net of tax	(153)	(125)
Other comprehensive loss	(314)	(2,422)
Comprehensive income	$20,242	$22,150

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except share data)

	Three Months Ended September 30, 2025
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2025	16,794,399	$29,758	$942,254	$(20,928)	$951,084
Exercise of stock options	2,215	217	—	—	217
Vesting of RSUs	313,580	—	—	—	—
Shares issued under employee stock purchase plan	20,219	2,635	—	—	2,635
Stock-based compensation	—	6,199	—	—	6,199
Taxes paid related to net share settlement of equity awards	(152,818)	(34,419)	—	—	(34,419)
Net income	—	—	20,556	—	20,556
Other comprehensive loss	—	—	—	(314)	(314)
Balance—September 30, 2025	16,977,595	$4,390	$962,810	$(21,242)	$945,958

	Three Months Ended September 30, 2026
				Accumulated
	Common Stock			Other
	Number of		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance—June 30, 2026	15,918,066	$17	$852,117	$(19,173)	$832,961
Exercise of stock options	831	103	—	—	103
Vesting of RSUs	184,360	—	—	—	—
Shares issued under employee stock purchase plan	19,517	2,963	—	—	2,963
Stock-based compensation	—	5,961	—	—	5,961
Repurchase of common stock	(305,559)	9,421	(72,266)	—	(62,845)
Taxes paid related to net share settlement of equity awards	(89,059)	(18,449)	—	—	(18,449)
Net income	—	—	24,572	—	24,572
Other comprehensive loss	—	—	—	(2,422)	(2,422)
Balance—September 30, 2026	15,728,156	$16	$804,423	$(21,595)	$782,844

OSI SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended September 30,
	2025	2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,556	$24,572
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	10,260	9,039
Stock-based compensation	6,199	5,961
Provision for losses on accounts receivable	1,331	635
Deferred income taxes	18	79
Amortization of debt discount and issuance costs	450	1,032
Other	(25)	(33)
Changes in operating assets and liabilities—net of business acquisitions:
Accounts receivable	17,038	10,335
Inventories	(47,412)	(48,524)
Prepaid expenses and other assets	(4,922)	(3,827)
Accounts payable	11,970	21,510
Accrued payroll and related expenses	(4,349)	(3,901)
Advances from customers	11,119	21,700
Deferred revenue	(3,733)	(503)
Other	(1,363)	(987)
Net cash provided by operating activities	17,137	37,088
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,028)	(7,655)
Proceeds from sale of property and equipment	589	—
Purchases of short-term investments	—	(65,508)
Acquisition of business, net of cash acquired	(92)	—
Payments for intangible and other assets	(4,409)	(5,888)
Net cash used in investing activities	(10,940)	(79,051)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on bank lines of credit	74,100	—
Proceeds from long-term debt	100,057	—
Payments on long-term debt	(129,917)	(2,511)
Proceeds from exercise of stock options and employee stock purchase plan	2,852	3,066
Payment of contingent consideration	(486)	(774)
Repurchase of common stock	—	(62,845)
Taxes paid related to net share settlement of equity awards	(34,419)	(18,449)
Net cash provided by (used in) financing activities	12,187	(81,513)
Effect of exchange rate changes on cash	(373)	(58)
Net increase (decrease) in cash and cash equivalents	18,011	(123,534)
Cash and cash equivalents—beginning of period	106,405	359,832
Cash and cash equivalents—end of period	$124,416	$236,298
Supplemental disclosure of cash flow information:
Cash paid, net during the period for:
Interest	$8,211	$7,856
Income taxes	$9,609	$16,254

See accompanying notes to condensed consolidated financial statements.

OSI SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of OSI Systems, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded in accordance with SEC rules and regulations and GAAP applicable to interim unaudited financial statements. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the SEC. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full 2027 fiscal year or any future periods. Short-term investments of $0.2 million have been reclassified from prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2026 for consistency with the current period presentation. This reclassification on the condensed consolidated balance sheet had no other effect on the previously reported condensed consolidated financial statements.

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

Earnings Per Share Computations

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. The underlying equity component of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) and the 0.50% convertible senior notes due 2031 (the “2031 Notes”) discussed in Note 8 to the condensed consolidated financial statements will have a net impact on diluted earnings per share when the average price of our common stock exceeds the conversion price of $191.98 for the 2029 Notes and $353.82 for the 2031 Notes because the principal amounts of the respective convertible senior notes will be settled in cash upon conversion. There was a dilutive effect of the 2029 Notes as set forth in the table below for the three months ended September 30, 2026. There was no dilutive impact of the 2031 Notes.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025	2026
Net income available to common stockholders	$20,556	$24,572
Weighted average shares outstanding—basic	16,896	15,899
Dilutive effect of equity awards	287	173
Dilutive effect of 2029 Notes	290	180
Weighted average shares outstanding—diluted	17,473	16,252
Basic earnings per share	$1.22	$1.55
Diluted earnings per share	$1.18	$1.51
Shares excluded from diluted earnings per share due to their anti-dilutive effect	—	46

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less as of the acquisition date to be cash equivalents.

Our cash and cash equivalents totaled $236.3 million at September 30, 2026. Of this amount, approximately 35% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom, Singapore, and Canada. We have cash holdings in financial institutions that exceed insured limits for such financial institutions; however, we mitigate this risk by utilizing international financial institutions of high credit quality.

Short-Term Investments

Our short-term investments consist primarily of U.S. Treasury securities classified as available-for-sale debt securities. These securities are carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss), net of tax.

The amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale debt securities were as follows as of September 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$65,556	$2	$12	$65,546

All of our available-for-sale debt securities outstanding at September 30, 2026 were contractually scheduled to mature within one year.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term investments, insurance company contracts, accounts receivable, accounts payable, debt instruments, an interest rate swap contract and foreign currency forward contracts. The carrying values of financial instruments, other than long-term debt instruments and our interest rate swap contract, are representative of their fair values due to their short-term maturities. The carrying values of our term loan and lease obligations are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates for financing available to us. The fair values of our foreign currency forward contracts were not significant as of June 30, 2026 or as of September 30, 2026.

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

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2026				September 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets—Insurance company contracts	$—	$65,678	$—	$65,678	$—	$65,402	$—	$65,402
Assets – Interest rate swap contract	$—	$503	$—	$503	$—	$346	$—	$346
Assets – Short-term investments	$—	$159	$—	$159	$—	$65,702	$—	$65,702
Liabilities—Convertible notes	$—	$1,005,418	$—	$1,005,418	$—	$931,472	$—	$931,472
Liabilities—Contingent consideration	$—	$—	$18,112	$18,112	$—	$—	$15,956	$15,956

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

The net gains or losses from our foreign currency forward contracts, which are not designated as hedge instruments, are reported in the consolidated statements of operations, and the amounts reported for the three months ended September 30, 2025 and 2026 were not significant. The fair value of our foreign currency forward contracts is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2026 and September 30, 2026, we held foreign currency forward contracts with notional amounts totaling $138.0 million and $94.1 million, respectively. Unrealized gains and losses from our foreign currency forward contracts as of June 30, 2026 and September 30, 2026 were not significant.

In July 2026, we settled our previously outstanding cross-currency interest rate swap and concurrently entered into a replacement contract extending the maturity from June 2027 to December 2027. The net settlement amount was not significant. The net gains or losses from our cross-currency interest rate swap contract, which is designated as a net investment hedge instrument in a foreign subsidiary, are reported in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity, and the amount reported for the three months ended September 30, 2026 was not significant. The fair value of our cross-currency interest rate swap contract is estimated using a standard valuation model and market-based observable inputs over the contractual term. Unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. As of June 30, 2026 and September 30, 2026, the notional amount of this contract was $35.0 million. The unrealized gains from our cross-currency interest rate swap contract as of June 30, 2026 and September 30, 2026 were not significant. The net interest rate benefit from this contract recognized in interest and other expense, net was not significant for the three months ended September 30, 2026.

The interest rate swap agreement was entered into to improve the predictability of cash flows from interest payments related to our variable, Secured Overnight Financing Rate (“SOFR”) based debt. The interest rate swap matures in December 2026. The interest rate swap is considered an effective cash flow hedge, and as a result, the net gains or losses on such instrument are reported as a component of other comprehensive income (loss) in our consolidated financial statements and are reclassified as net income when the underlying hedged interest impacts earnings. A qualitative and quantitative assessment of the interest rate swap hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate that the hedge may no longer be highly effective. As of June 30, 2026 and September 30, 2026, the notional amount of the interest rate swap hedge derivative instrument was $175 million. The fair value of the interest rate swap contract as of June 30, 2026 and September 30, 2026 is recorded in Other assets within the consolidated balance sheet.

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended September 30,
	2025	2026
Total interest and other expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(7,398)	(3,321)
Loss recognized in other comprehensive loss, net of tax	(239)	(130)
Hedge benefit reclassified from accumulated other comprehensive income (loss) to interest and other expense, net	463	175

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

Accounting Guidance Adopted

In December 2024, the FASB issued Accounting Standards Update 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”), which clarifies the accounting for induced conversions of convertible debt instruments by requiring entities to apply the inducement guidance regardless of whether the convertible debt instrument includes a cash conversion feature or is otherwise within the scope of Subtopic 470-20. We adopted ASU 2024-04 on July 1, 2026 on a prospective basis; there were no settlements or inducement offers related to our 2029 Notes or 2031 Notes during the three months ended September 30, 2026, therefore the adoption had no impact on our condensed consolidated financial statements.

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”) which provides a practical expedient that permits an entity, when developing reasonable and supportable forecasts for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, to assume that conditions existing as of the balance sheet date will remain unchanged for the remaining life of those assets. We adopted ASU 2025-05 on July 1, 2026 on a prospective basis, and elected to apply the practical expedient which did not have a material impact on our condensed consolidated financial statements.

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

In September 2025, the FASB issued Accounting Standards Update 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The amendments are to be applied retrospectively, prospectively, or a modified transition approach may be used based on the status of the project and whether software costs were capitalized before the date of adoption. We are evaluating the potential impact of ASU 2025-06 on our Consolidated Financial Statements and related disclosures which will be effective beginning with our Form 10-Q for the first quarter of fiscal year 2029 and our Form 10-K for fiscal year 2029.

In December 2025, the FASB issued Accounting Standards Update 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the application, form and content, and required disclosures for interim financial statements prepared in accordance with GAAP. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the potential impact of ASU 2025-11 on disclosures in our Consolidated Financial Statements which will be effective for interim periods beginning in fiscal year 2029.

In December 2025, the FASB issued Accounting Standards Update 2025-12, “Codification Improvements” (“ASU 2025-12”). ASU 2025-12 includes changes that clarify, correct, or otherwise improve certain components of the Accounting Standards Codification. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are evaluating the potential impact of ASU 2025-12 on disclosures in our Consolidated Financial Statements which will be effective for interim periods beginning in fiscal year 2028.

2. Business Combinations

Under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the acquisition method of accounting requires us to record assets acquired and liabilities assumed from an acquisition at their estimated fair values at the date of acquisition. Any excess of the total estimated purchase price over the estimated fair value of the net assets acquired should be recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, trade names, useful lives and discount rates. Management’s estimates of fair value are based on assumptions which are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period for fair value, which is up to one year from the acquisition date, as additional information that existed at the acquisition date becomes available, we may record adjustments to the preliminary assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are included in earnings. There were no new business combinations during the first quarter of fiscal year 2027. However, we recorded measurement period adjustments related to a prior acquisition from fiscal year 2026 during the quarter which were not significant.

3. Balance Sheet Details

The following tables set forth details of selected balance sheet accounts (in thousands):

	June 30,	September 30,
Accounts receivable, net	2026	2026
Accounts receivable	$785,505	$768,328
Less allowance for doubtful accounts	(20,879)	(21,464)
Total	$764,626	$746,864

	June 30,	September 30,
Inventories	2026	2026
Raw materials	$261,624	$297,655
Work-in-process	77,309	86,913
Finished goods	76,629	78,799
Total	$415,562	$463,367

	June 30,	September 30,
Property and equipment, net	2026	2026
Land	$15,452	$15,447
Buildings, civil works and improvements	51,148	51,093
Leasehold improvements	15,389	19,192
Equipment, tooling, furniture and fixtures	159,948	163,009
Computer equipment	28,068	28,373
Computer software	32,498	32,540
Computer software implementation in process	4,560	4,816
Construction in process	14,497	14,712
Total	321,560	329,182
Less accumulated depreciation and amortization	(191,618)	(196,654)
Property and equipment, net	$129,942	$132,528

Depreciation and amortization expense for property and equipment was $5.4 million and $5.5 million, respectively, for the three months ended September 30, 2025 and 2026.

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill by segment for the three-month period ended September 30, 2026 were as follows (in thousands):

		Optoelectronics
		and
	Security	Manufacturing	Healthcare
	Division	Division	Division	Consolidated
Balance as of June 30, 2026	$286,918	$71,166	$48,593	$406,677
Goodwill adjustments during the period (see Note 2)	953	—	—	953
Foreign currency translation adjustment	(12)	11	—	(1)
Balance as of September 30, 2026	$287,859	71,177	48,593	407,629

Intangible assets consisted of the following (in thousands):

	June 30, 2026			September 30, 2026
	Gross			Gross
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Software development costs	$108,164	$(11,548)	$96,616	$113,798	$(12,364)	$101,434
Patents	9,965	(4,690)	5,275	10,161	(4,828)	5,333
Developed technology	49,896	(18,428)	31,468	49,880	(19,872)	30,008
Customer relationships	23,840	(7,188)	16,652	23,502	(8,009)	15,493
Total amortizable assets	191,865	(41,854)	150,011	197,341	(45,073)	152,268
Non-amortizable assets:
Trademarks	42,344	—	42,344	42,387	—	42,387
Total intangible assets	$234,209	$(41,854)	$192,355	$239,728	$(45,073)	$194,655

Amortization expense related to intangible assets was $4.9 million and $3.6 million for the three months ended September 30, 2025 and 2026, respectively.

At September 30, 2026, the estimated future amortization expense for amortizable intangible assets was as follows (in thousands):

Fiscal Year

2027 (remaining 9 months)	$10,650
2028	12,747
2029	9,291
2030	8,187
2031	6,565
Thereafter	104,828
Total	$152,268

Software development costs for software products incurred before establishing technological feasibility are charged to operations. Software development costs incurred after establishing technological feasibility are capitalized on a product-by-product basis until the product is available for general release to customers at which time amortization begins. Annual amortization, charged to cost of goods sold, is the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product. In the event that future revenues are not estimable, such costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Amortizable assets that have not yet begun to be amortized are included in “Thereafter” in the table above. For each of the three months ended September 30, 2025 and 2026, we capitalized software development costs of $4.2 million and $5.6 million, respectively.

5. Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). When we recognize revenue in advance of the point in time at which contracts give us the right to invoice a customer, we record this as unbilled revenue, which is included in accounts receivable, net, on the consolidated balance sheets. We may also receive consideration, per the terms of a contract, from customers prior to transferring control of goods to the customer. We record customer deposits as contract liabilities. Additionally, we may receive payments, most typically under service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability in either Current liabilities or Other long-term liabilities. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

The table below shows the balance of contract assets and liabilities as of June 30, 2026 and September 30, 2026, including the change between such dates. There were no substantial non-current contract assets for the periods presented.

Contract Assets (in thousands)

	June 30,	September 30,
	2026	2026	Change	% Change
Unbilled revenue (included in accounts receivable, net)	$190,913	$224,998	$34,085	18%

Contract Liabilities (in thousands)

	June 30,	September 30,
	2026	2026	Change	% Change
Advances from customers	$42,391	$64,099	$21,708	51%
Deferred revenue—current	91,036	91,071	35	—%
Deferred revenue—long-term	20,857	19,131	(1,726)	(8)%

Contract Assets. Unbilled revenue increased by $34.1 million primarily reflecting continued execution on certain Security Division contracts where we met the revenue recognition criteria under ASC 606 in advance of contractual billing milestones, partially offset by reductions for billings due to the timing and nature of achievement of milestones during the quarter giving us the right to invoice customers.

Contract Liabilities. Advances from customers increased by $21.7 million primarily due to the receipt of customer deposits on certain contracts in our Security division in advance of performance, partially offset by the application of certain amounts to customer invoices during the period. Total deferred revenue decreased by $1.7 million primarily due to recognition of service revenue for performance of obligations during the period, partially offset by service contracts which allow us to collect payment prior to performance of these obligations.

Remaining Performance Obligations. Remaining performance obligations related to ASC 606 represent the portion of the transaction price allocated to performance obligations under contracts which are fully or partially unsatisfied at the end of the period. As of September 30, 2026, the aggregate portion of the transaction price allocated to remaining performance obligations was approximately $2.0 billion. As of September 30, 2026, we expect to recognize revenue on approximately 64% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. During the three months ended September 30, 2026, we recognized revenue of $37.8 million from contract liabilities existing at the beginning of the period.

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

6. Leases

The components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2025	2026
Operating lease cost	$3,457	$4,448
Variable lease cost	286	196
Short-term lease cost	269	218
	$4,012	$4,862

Supplemental disclosures related to operating leases were as follows (in thousands):

	Balance Sheet Category	June 30, 2026	September 30, 2026
Operating lease ROU assets, net	Other assets	$47,877	$53,915

Operating lease liabilities, current portion	Other accrued expenses and current liabilities	$13,115	$13,774
Operating lease liabilities, long-term	Other long-term liabilities	35,678	41,487
Total operating lease liabilities		$48,793	$55,261

Weighted average remaining lease term			6.1 years
Weighted average discount rate			5.8%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2025	2026
Cash paid for operating lease liabilities	$3,318	$3,927
ROU assets obtained in exchange for new lease obligations	308	9,278

Maturities of operating lease liabilities at September 30, 2026 were as follows (in thousands):

September 30, 2026
Less than one year	$16,421
1 – 2 years	10,882
2 – 3 years	8,483
3 – 4 years	6,401
4 – 5 years	5,802
Thereafter	18,142
66,131
Less: imputed interest	(10,870)
Total lease liabilities	$55,261

7. Restructuring and Other charges

We endeavor to align our global capacity and infrastructure with demand by our customers as well as fully integrate acquisitions and thereby improve operational efficiency.

During the three months ended September 30, 2026, we recognized $2.1 million in restructuring and other charges, which included $0.2 million for acquisition-related costs, $0.5 million for employee terminations, $0.1 million for facility closures, $0.3 million in legal charges, and $1.0 million for non-recurring charges in the Security and Healthcare divisions.

During the three months ended September 30, 2025, we recognized $2.7 million in restructuring and other charges, which included $2.4 million primarily for non-recurring charges in the Security and Healthcare divisions and $0.3 million for employee terminations.

The following tables summarize restructuring and other charges for the periods set forth below (in thousands):

	Three Months Ended September 30, 2025
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$22	$—	$—	$—	$22
Employee termination costs	163	27	110	—	300
Other	2,172	—	222	14	2,408
Total	$2,357	$27	$332	$14	$2,730

	Three Months Ended September 30, 2026
		Optoelectronics and
		Manufacturing	Healthcare
	Security Division	Division	Division	Corporate	Total
Acquisition-related costs	$160	$—	$—	$—	$160
Employee termination costs	41	124	276	47	488
Facility closure/consolidation	121	—	—	—	121
Legal and other expense	81	—	1,246	—	1,327
Total	$403	$124	$1,522	$47	$2,096

The accrued liability for restructuring and other charges is included in other accrued expenses and current liabilities in the condensed consolidated balance sheets. The changes in the accrued liability for restructuring and other charges for the three-month period ended September 30, 2026 were as follows (in thousands):

			Facility
	Acquisition-	Employee	Closure/	Legal
	Related	Termination	Consolidation	and Other
	Costs	Costs	Cost	Costs	Total
Balance as of June 30, 2026	$—	$1,680	$—	$1,737	$3,417
Restructuring and other charges	160	488	121	1,327	2,096
Payments, adjustments and reimbursements, net	6	(1,509)	(121)	(1,601)	(3,225)
Balance as of September 30, 2026	$166	$659	$—	$1,463	$2,288

8. Borrowings

Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2026	2026
Term loan	$92,500	$90,000
2029 Notes, net	344,052	344,515
2031 Notes, net	564,372	564,940
Other long-term debt	125	114
	1,001,049	999,569
Less current portion of long-term debt	(2,531)	(1,275)
Long-term portion of debt	$998,518	$998,294

Future principal payments of long-term debt by fiscal year as of September 30, 2026 are as follows (in thousands):

2027 (9 months remaining)	$1,286
2028	5,041
2029	5,031
2030	355,006
2031	648,750
2032 and thereafter	—
1,015,114
Less unamortized debt discount and issuance costs	(15,545)
Total	$999,569

Revolving Credit Facility

Our senior secured credit facility comprises a term loan and a $725.0 million revolving credit facility which mature in July 2030. The revolving credit facility includes a $350.0 million sub-limit for letters of credit, which includes up to $300.0 million for borrowings in certain foreign currencies. Under certain circumstances and subject to certain conditions, we have the ability to increase the revolving credit facility by an amount equal to the greater of $300 million or such amount as would not cause our secured leverage ratio to exceed a specified level. Our facility permits the securitization of certain qualifying assets of up to $100 million.

Borrowings under the amended facility bore interest at SOFR plus a margin of 1.25% as of September 30, 2026 (which margin can range from 1.0% to 1.75% based on our consolidated net leverage ratio as defined in the credit facility). Letters of credit reduce the amount available to borrow under the credit facility by their face value amount. The unused portion of the facility bore a commitment fee of 0.15% as of September 30, 2026 (which fee can range from 0.10% to 0.25% based on our consolidated net leverage ratio as defined in the credit facility). Our borrowings under the credit agreement are guaranteed by certain of our U.S.-based subsidiaries and are secured by substantially all of our assets and substantially all the assets of certain of our subsidiaries. The credit facility contains various representations and warranties, affirmative, negative and financial covenants and events of default. As of September 30, 2026, there were no borrowings outstanding under the revolving credit facility, $87.6 million outstanding under the letters of credit sub-facility, and $90.0 million outstanding under the term loan. As of September 30, 2026, the amount available to borrow under the credit facility was $637.4 million. Loan amounts under the revolving credit facility may be borrowed, repaid and re-borrowed during the term. The principal amount of each loan is due and payable in full on the maturity date. We have the right to repay each loan in whole or in part from time to time without penalty. It is our practice to routinely borrow and repay several times per year under the revolving facility and therefore, borrowings under the revolving credit facility are included in current liabilities. As of September 30, 2026, we were in compliance with all financial covenants under this credit facility. In September 2022, we entered into an interest rate swap agreement in order to mitigate the interest rate risk on a portion of the interest payments expected to be made on the borrowings outstanding under the revolving credit facility and term loan. Refer to Note 1 for further information relating to the interest rate swap agreement.

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

We accounted for the issuance of the 2029 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2029 Notes as of September 30, 2026 (in thousands):

September 30,
2026
Principal amount	$350,000
Unamortized debt discount and issuance costs	(5,485)
Net carrying amount	$344,515

Fair value (Level 2)	$428,330

The 2029 Notes were not eligible for conversion as of September 30, 2026. No sinking fund is provided for the 2029 Notes, which means that we are not required to redeem or retire them periodically. As of September 30, 2026 we were in compliance with applicable financial covenants under the indenture governing the 2029 Notes.

For each of the three months ended September 30, 2026 and 2025, total interest expense for the 2029 Notes was $2.4 million, which consisted of $2.0 million of contractual interest expense and $0.4 million of amortization of debt discount and issuance costs. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2029 Notes.

0.50% Convertible Senior Notes Due 2031 (“2031 Notes”)

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

We accounted for the issuance of the 2031 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The following table is a summary of the 2031 Notes as of September 30, 2026 (in thousands):

September 30,
2026
Principal amount	$575,000
Unamortized debt discount and issuance costs	(10,060)
Net carrying amount	$564,940

Fair value (Level 2)	$503,142

The 2031 Notes were not eligible for conversion as of September 30, 2026. No sinking fund is provided for the 2031 Notes, which means that we are not required to redeem or retire them periodically. As of September 30, 2026 we were in compliance with applicable financial covenants under the indenture governing the 2031 Notes.

For the three months ended September 30, 2026, total interest expense for the 2031 Notes was $1.3 million, which consisted of $0.7 million of contractual interest expense and $0.6 million of amortization of debt discount and issuance costs. The unamortized debt issuance cost is amortized on the effective interest method over the life of the 2031 Notes.

Other Borrowings

Several of our foreign subsidiaries maintain bank lines-of-credit, denominated in local currencies and U.S. dollars, primarily for the issuance of letters-of-credit. As of September 30, 2026, $61.8 million was outstanding under these letter-of-credit facilities. As of September 30, 2026, the total amount available under these credit facilities was $58.4 million.

9. Stockholders’ Equity

Stock-based Compensation

As of September 30, 2026, we maintained the Amended and Restated 2012 Incentive Award Plan (the “OSI Plan”) as a stock-based employee compensation plan.

We recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2025	2026
Cost of goods sold	$285	$310
Selling, general and administrative	5,753	5,478
Research and development	161	173
Stock-based compensation expense	$6,199	$5,961

As of September 30, 2026, total unrecognized compensation cost related to stock-based compensation grants under the OSI Plan was estimated at $0.8 million for stock options and $18.1 million for restricted stock units (“RSUs”). We expect to recognize these costs over a weighted-average period of 1.7 years with respect to the stock options and 2.4 years for grants of RSUs.

The following summarizes stock option activity during the three months ended September 30, 2026:

		Weighted
		Average	Weighted-Average	Aggregate
	Number of	Exercise	Remaining Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding at June 30, 2026	51,449	$147.69
Granted	—	—
Exercised	(831)	123.39
Expired or forfeited	(197)	135.94
Outstanding at September 30, 2026	50,421	$148.14	7.2 years	$2,932
Exercisable at September 30, 2026	25,838	$107.42	6.2 years	$2,247

The following summarizes RSU award activity during the three months ended September 30, 2026:

		Weighted-
		Average
	Shares	Fair Value
Nonvested at June 30, 2026	241,735	$156.11
Granted	130,112	211.23
Vested	(184,360)	168.14
Forfeited	(11,389)	97.43
Nonvested at September 30, 2026	176,098	$188.03

As of September 30, 2026, there were approximately 1.4 million shares available for grant under the OSI Plan. Under the terms of the OSI Plan, RSUs and restricted stock granted from the pool of shares available for grant reduce the pool by 1.87 shares for each award granted. RSUs and restricted stock forfeited and returned to the pool of shares available for grant increase the pool by 1.87 shares for each award forfeited.

We granted 48,185 and 34,962 performance-based awards during the three months ended September 30, 2025 and 2026, respectively. These performance-based RSU awards are contingent on the achievement of certain performance metrics. The payout related to these awards can range from zero to 280% of the original number of shares or units awarded. Compensation costs associated with these performance-based RSUs are recognized based on the estimated number of shares that we ultimately expect will vest. If the estimated number of shares to vest is revised in the future, then stock-based compensation expense will be adjusted accordingly.

Stock Repurchase Program

In August 2026, our Board of Directors approved an additional one million shares for repurchase under our stock repurchase program. This program does not expire unless our Board of Directors acts to terminate the program. The timing and actual numbers of shares to be purchased under this program depend on a variety of factors, including stock price, general business and market conditions and other investment opportunities. Repurchases may be made from time to time under the program through open-market purchases or privately-negotiated transactions at our discretion. Upon repurchase, the shares are restored to the status of authorized but unissued shares, and we record them in our consolidated financial statements as a reduction in the number of shares of common stock issued and outstanding.

During the three months ended September 30, 2026, we repurchased 305,559 shares of common stock under our current program. As of September 30, 2026, there were 773,172 shares remaining available for repurchase under the authorized repurchase program.

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

10. Commitments and Contingencies

Acquisition-Related Contingent Obligations

Under the terms and conditions of the purchase agreements associated with certain acquisitions, we may be obligated to make additional payments based on the achievement of certain sales or profitability milestones through the acquired operations. For agreements that contain contingent consideration caps, the remaining maximum amount of such potential future payments was $50.9 million as of September 30, 2026.

These projections and probabilities are used to estimate future contingent earnout payments, which are discounted back to present value to compute contingent earnout liabilities. The following table provides a roll-forward from June 30, 2026 to September 30, 2026 of the contingent consideration liability, which is included in other accrued expenses and current liabilities, and other long-term liabilities in our consolidated balance sheets (in thousands):

Beginning fair value, June 30, 2026	$18,112
Foreign currency translation adjustment	8
Changes in fair value for contingent earnout obligations	(1,390)
Payments on contingent earnout obligations	(774)
Ending fair value, September 30, 2026	$15,956

Guarantees

We are periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one year and ten years. The bonds are provided by various bonding agencies. However, we are ultimately liable for claims that may occur against them. As of June 30, 2026 and September 30, 2026, we had a maximum financial exposure related to performance bonds of approximately $102 million and $103 million, respectively. As described in Note 8, we and several of our foreign subsidiaries have issued letters of credit under the revolving credit facility and international bank facilities. These letters of credit are issued to protect various customers, suppliers and government agencies under contractual arrangements and regulatory requirements. We have no history of significant claims and there are no pending matters that would require us to perform under any of these arrangements, and we believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the consolidated financial statements. Accordingly, no liability for any of these arrangements has been recorded as of June 30, 2026 and September 30, 2026.

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

At present, we are not considered a responsible party to any environmental release or contamination, nor are we responsible for any environmental remediation at sites we occupy currently or have occupied in the past. We have not accrued for loss contingencies relating to environmental matters because we believe that, although unfavorable outcomes are possible, they are not considered by our management to be probable and reasonably estimable. If one or more of these environmental matters are resolved in a manner adverse to us, the impact on our business, financial condition, results of operations and cash flow could be material.

Indemnifications

In the normal course of business, we have agreed to indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations, warranties or covenants, or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our directors and certain of our officers. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. We have not recorded any liability for costs related to contingent indemnification obligations as of September 30, 2026.

Legal Proceedings

We are involved in various potential or actual claims and legal proceedings arising in the ordinary course of business. In our opinion after consultation with legal counsel, the ultimate disposition of such proceedings is not likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. We have not accrued for loss contingencies relating to any non-ordinary course matters because we believe that, although unfavorable outcomes in the proceedings are possible, they are not considered by management to be probable and reasonably estimable. If one or more of these matters are resolved in a manner adverse to our company, the impact on our business, financial condition, results of operations and cash flows could be material.

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

The effective tax rates for the three months ended September 30, 2025 and 2026 were 19.9% and 18.8%, respectively. During the three months ended September 30, 2025 and 2026, we recognized a net discrete tax benefit of $0.9 million and $1.2 million, respectively, related to equity-based compensation under ASU 2016-09 and uncertain tax positions.

12. Segment Information

We operate in three identifiable industry segments: (a) security and inspection systems (Security division), (b) optoelectronic devices and manufacturing (Optoelectronics and Manufacturing division) and (c) medical monitoring systems (Healthcare division). Factors used to identify our reportable segments primarily reflect our organizational and management structure around differences in products and industry markets. The reconciliation of segment totals to consolidated totals includes intersegment eliminations and certain unallocated corporate items that include executive compensation and certain other general and administrative expenses; expenses related to stock issuances, legal, audit and other professional service fees, depreciation and amortization, and corporate assets. Both the Security and Healthcare divisions comprise primarily end-product businesses whereas the Optoelectronics and Manufacturing division primarily supplies components and subsystems to external OEM customers, as well as to the Security and Healthcare divisions. Sales between divisions are at transfer prices that approximate market values. All other accounting policies of the segments are the same as described in Note 1, Summary of Significant Accounting Policies. We disclose segment income (loss) from operations as our measure of segment profit/loss, reconciled to consolidated income (loss) from operations. The measure of segment income (loss) from operations excludes restructuring and other charges presented below which are presented to reconcile to consolidated income from operations. Segment assets represent total current and noncurrent assets for each reportable segment. Business segment disclosures consider information used by/provided to our chief operating decision maker (“CODM”). Our Chief Executive Officer serves as the CODM. The CODM uses segment assets and segment income (loss) from operations, as well as the expenses within each segment including cost of sales, selling, general and administrative expenses and research and development expenses, to allocate resources to segments in the budgeting and forecasting process along with periodic ongoing reviews of results and overall activity in the markets where each segment operates.

The following tables present our results of operations and identifiable assets by our three industry segments, along with amounts for intersegment eliminations and unallocated corporate items, which are reconciled to consolidated amounts (in thousands):

	Three Months Ended September 30, 2025
		Optoelectronics
		and		Total
	Security	Manufacturing	Healthcare	Reportable	Intersegment	Unallocated
	Division	Division	Division	Segments	Eliminations	Corporate	Consolidated
Revenues (1):
External customer revenue	$254,248	$89,632	$40,743	$384,623	$—	$—	$384,623
Intersegment revenue	—	19,829	—	19,829	(19,829)	—	—
Total revenues	254,248	109,461	40,743	404,452	(19,829)	—	384,623
Cost of goods sold	173,345	86,514	20,143	280,002	(18,564)	—	261,438
Selling, general and administrative expenses	36,109	8,957	13,060	58,126	—	8,829	66,955
Research and development expenses	13,828	1,237	5,362	20,427	—	—	20,427
Segment income from operations	$30,966	$12,753	$2,178	$45,897	$(1,265)	$(8,829)	$35,803

Segment assets (2) (3)	$1,637,446	$290,831	$270,883	$2,199,160	$(50,159)	$150,155	$2,299,156
Capital expenditures	$3,562	$1,595	$1,207	$6,364	$—	$664	7,028
Depreciation and amortization	$6,927	$1,681	$1,167	$9,775	$—	$485	10,260

Reconciliation to consolidated income from operations – Three Months Ended September 30, 2025
Consolidated segment income from operations	—	—	—	—	—	—	$35,803
Restructuring and other charges	—	—	—	—	—	—	(2,730)
Consolidated income from operations	—	—	—	—	—	—	$33,073

	Three Months Ended September 30, 2026
		Optoelectronics
		and		Total
	Security	Manufacturing	Healthcare	Reportable	Intersegment	Unallocated
	Division	Division	Division	Segments	Eliminations	Corporate	Consolidated
Revenues (1):
External customer revenue	$264,126	$104,218	$35,128	$403,472	$—	$—	$403,472
Intersegment revenue	—	15,507	—	15,507	(15,507)	—	—
Total revenues	264,126	119,725	35,128	418,979	(15,507)	—	403,472
Cost of goods sold	181,881	94,851	18,119	294,851	(15,180)	—	279,671
Selling, general and administrative expenses	37,107	9,036	14,088	60,231	—	8,478	68,709
Research and development expenses	14,147	1,492	3,787	19,426	—	—	19,426
Segment income from operations	$30,991	$14,346	$(866)	$44,471	$(327)	$(8,478)	$35,666

Segment assets (2) (3)	$1,583,904	$332,742	$289,971	$2,206,617	$(43,472)	$326,297	$2,489,442
Capital expenditures	$4,332	$2,123	$841	$7,296	$—	$359	7,655
Depreciation and amortization	$5,831	$1,709	$1,023	$8,563	$—	$476	9,039

Reconciliation to consolidated income from operations – Three Months Ended September 30, 2026
Consolidated segment income from operations	—	—	—	—	—	—	$35,666
Restructuring and other charges	—	—	—	—	—	—	(2,096)
Consolidated income from operations	—	—	—	—	—	—	$33,570
Segment assets as of June 30, 2026, for comparative purposes (2) (3)	$1,581,183	$308,765	$288,163	$2,178,111	$(47,496)	$371,837	$2,502,452

(1)	For the three months ended September 30, 2025 and 2026, no customer accounted for 10% or more of our consolidated net revenues.

(2)As of June 30, 2026 and September 30, 2026, one customer in the Security division accounted for 25% of accounts receivable, net.

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

This management’s discussion and analysis of financial condition as of September 30, 2026 and results of operations for the three months ended September 30, 2026 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the SEC.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to our current expectations, beliefs, and projections concerning matters that are not historical facts. Words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “should,” “will,” “would,” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve uncertainties, risks, assumptions and contingencies, many of which are outside our control. Assumptions upon which our forward-looking statements are based could prove to be inaccurate, and actual results may differ materially from those expressed in or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (including Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). Such factors, of course, do not include all factors that might affect our business and financial condition. We could be exposed to a variety of negative consequences as a result of delays related to the award of domestic and international contracts; failure to secure the renewal of key customer contracts; delays in customer programs; government shutdowns and other lapses in, or delays of government appropriations; delays in revenue recognition related to the timing of customer acceptance; the impact of potential information technology, cybersecurity or data security breaches; changes in domestic and foreign government spending and budgetary, procurement and trade policies adverse to our businesses; the impact of the Russia-Ukraine conflict or conflicts in the Middle East, including the potential for broad economic disruption, increased global tensions, or potential disruptions to customer operations, procurement activities, transportation networks and project timing; global economic uncertainty, including the impact of tariffs; material delays and cancellations of orders or deliveries thereon, supply chain and transportation networks disruptions, plant closures, or other adverse impacts on our ability to execute business plans; unfavorable currency exchange rate fluctuations; unfavorable interest rate fluctuations; the effect of changes in tax legislation; market acceptance of our new and existing technologies, products and services; our ability to win new business and convert any orders received to sales within the current fiscal year; the timing of collection of receivables from significant customers; contract and regulatory compliance matters, or actions, which if brought, could result in judgments, settlements, fines, injunctions, debarment or penalties; and other risks and uncertainties, including but not limited to those factors described in our other SEC filings. All forward-looking statements contained in this report are qualified in their entirety by this section. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent required to do so under federal securities laws.

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

Security Division. Through our Security division, we provide security screening products, multi-platform software solutions, and services globally, as well as turnkey security screening solutions. These products and services are used to inspect baggage, parcels, cargo, people, vehicles and other objects for weapons, explosives, drugs, radioactive and nuclear materials and other contraband. We also provide high-power RF systems for transmission, surveillance and other applications for defense, research and industrial use. Revenues from our Security division accounted for 66% and 65% of our total consolidated revenues for the three months ended September 30, 2025 and 2026, respectively.

Optoelectronics and Manufacturing Division. Through our Optoelectronics and Manufacturing division, we design, manufacture and market optoelectronic devices and flex circuits and provide electronics manufacturing services globally for use in a broad range of applications, including aerospace and defense electronics, security and inspection systems, medical imaging and diagnostics, telecommunications, office automation, computer peripherals, industrial automation, and consumer products. We also provide our optoelectronic devices and electronics manufacturing services to OEM customers, and our own Security and Healthcare divisions. Revenues from external customers in our Optoelectronics and Manufacturing division accounted for 23% and 26% of our total consolidated revenues for the three months ended September 30, 2025 and 2026, respectively.

Healthcare Division. Through our Healthcare division, we design, manufacture, market and service patient monitoring, cardiology and remote monitoring, and connected care systems globally for sale primarily to hospitals and medical centers. Our products monitor patients in critical, emergency and perioperative care areas of the hospital and provide information, through wired and wireless networks, to physicians and nurses who may be at the patient’s bedside, in another area of the hospital or even outside the hospital. Revenues from our Healthcare division accounted for 11% and 9% of our total consolidated revenues for the three months ended September 30, 2025 and 2026, respectively.

Trends and Uncertainties

The following is a discussion of certain trends and uncertainties that we believe have influenced, and may continue to influence, our results of operations.

Global Economic Considerations. Our products and services are sold in numerous countries worldwide, with a large percentage of our sales generated outside the United States. Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, interest rate policies, and labor shortages. Increasing diplomatic and trade friction between the U.S. and China has also created significant uncertainty in the global economy. These global macroeconomic factors, coupled with political unrest internationally and the volatile U.S. political climate, have created uncertainty and impacted demand for certain of our products and services. In addition, the military conflicts in the Middle East and the continued conflict between Russia and Ukraine, each as discussed further below, together with the sanctions, export controls and other measures imposed in response to these conflicts have increased global economic and political uncertainty. While the impact of these factors remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition or results of operations. We do not know how long this uncertainty will continue. These factors could have a material adverse effect on our business, results of operations and financial condition.

Global Trade. The current domestic and international political environment, including in relation to recent and further potential changes by the U.S. and other countries in policies on global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy and global trade. This uncertainty is exacerbated by sanctions imposed by the U.S. government against certain businesses and individuals in select other countries. Tariffs, trade restrictions and retaliatory measures by such other countries could result in reductions in our revenues or cost increases on materials used in our products, which could materially and adversely affect our business, financial condition, results of operations and cash flows. Consistent with our strategy, we are taking measures to contain costs to reduce the impact of tariffs. To date, our strategies have mitigated, but not eliminated, our exposure to these conditions. We continue to monitor changes in trade policies and evaluate additional actions to manage potential effects on product costs, supply availability and customer demand. Continued or increased uncertainty regarding global trade due to these or other factors may require us to modify our current business practices and could have a material adverse effect on our business, results of operations and financial condition.

Supply and Demand for Memory and Semiconductor Components. We have experienced tighter supply conditions and increased costs for certain memory and other semiconductor components, reflecting a broader global imbalance between supply and demand for memory used in data center and AI-related infrastructure. While we have taken actions to mitigate these impacts, including qualifying alternative sources, purchasing certain components in advance of demand and seeking price adjustments from customers, we may not be able to fully offset these cost increases, and continued constraints in component availability could delay our ability to fulfill customer orders and adversely affect our gross margins, business and results of operations.

Geopolitical Environment. The global security environment remains subject to significant uncertainty due to ongoing geopolitical tensions, military conflicts, terrorist threats, and regional instability, including the ongoing military conflict in the Middle East. Governments, transportation authorities, border protection agencies, and critical infrastructure operators continue to assess evolving security risks and may increase investments in security screening, inspection, and detection technologies. As a result, demand for certain of our security inspection products and related services could be affected by changes in government spending priorities and security requirements. At the same time, geopolitical events may influence the timing and execution of customer procurement decisions, funding approvals, contract awards, and project implementations. The extent to which current or future conflicts may affect our business will depend on the duration, geographic scope, and economic consequences of such events, as well as governmental responses that remain difficult to predict.

Conflicts in the Middle East. We generate a significant portion of our revenues from international markets and maintain a global supply chain supporting the design, manufacture, and servicing of our products. Escalation of geopolitical conflicts, including the military conflict involving the United States, Israel and Iran, which escalated significantly in February 2026 and included the closure of strategic airspaces and critical maritime routes such as the Strait of Hormuz and the Red Sea, have disrupted transportation routes, logistics networks, airspace, supplier operations, and international trade flows. These disruptions have resulted, and may continue to result, in shipment delays, longer lead times, project schedule delays, inventory management challenges, or higher operating costs. The conflicts in the Middle East continued to adversely affect certain customer projects during the first quarter of fiscal 2027, resulting in delays in shipments, installations, customer acceptance procedures, project schedules and the timing of certain orders, which negatively impacted our revenues and operating results for the period. Certain customers in the region have also reprioritized near-term spending and procurement activities. To date, these delays have not resulted in the cancellation of orders, and the related orders remain in our backlog with revised delivery schedules; however, there can be no assurance that further delays or cancellations will not occur. Continuation or further escalation of the conflict, including any expansion of hostilities to additional countries in which we or our customers operate, a prolonged disruption of shipping through the Strait of Hormuz or the imposition of additional sanctions or export controls, could adversely affect our ability to procure components, fulfill customer orders, deploy personnel, or complete installations in a timely manner and could have a material adverse effect on our business, results of operations and financial condition.

Russia-Ukraine Conflict. The ongoing conflict between Ukraine and Russia and the sanctions and export controls imposed in response to this conflict have increased global economic and political uncertainty. This has the potential to indirectly disrupt our supply chain and access to certain resources. While we have not experienced significant adverse impacts to date resulting from this conflict, we have certain research and development activities within Ukraine for our Healthcare division which have experienced limited disruption. This conflict and the conflict in the Middle East also have increased the threat of malicious cyber-activity from other countries and other actors.

Currency Exchange Rates. On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 0.04% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the weakening of the U.S. dollar against certain other foreign currencies compared to the prior year period. Any strengthening of the U.S. dollar against foreign currencies would adversely impact our sales in future periods, and any weakening of the U.S. dollar against foreign currencies would positively impact our sales in future periods.

Healthcare Considerations. Certain hospitals and healthcare systems continue to face financial pressures arising from labor costs, inflation, reimbursement challenges and elevated interest rates. To the extent these conditions persist, healthcare providers may defer or reduce capital equipment purchases, which could adversely affect demand for our Healthcare products.

Government Policies. Our results of operations and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies, as well as potential or actual U.S. government shutdowns, including the impact on near-term bookings and revenues of the most recent Department of Homeland Security shutdown. U.S. government operations are currently funded under a continuing resolution that expires on December 11, 2026. A further lapse in appropriations, or an extended period of funding under continuing resolutions, could delay U.S. government procurements, contract awards, deliveries and payments and adversely affect our results of operations.

Results of Operations for the Three Months Ended September 30, 2025 (Q1 Fiscal 2026) Compared to the Three Months Ended September 30, 2026 (Q1 Fiscal 2027) (amounts in millions)

Net Revenues

The table below and the discussion that follows are based upon the way in which we analyze our business. See Note 12 to the condensed consolidated financial statements for additional information about our business segments.

	Q1	% of	Q1	% of
	Fiscal 2026	Net Revenues	Fiscal 2027	Net Revenues	$ Change	% Change
Security	$254.3	66.1%	$264.1	65.5%	$9.8	3.9%
Optoelectronics and Manufacturing	89.6	23.3	104.3	25.8	14.7	16.4
Healthcare	40.7	10.6	35.1	8.7	(5.6)	(13.8)
Total net revenues	$384.6	100.0%	$403.5	100.0%	$18.9	4.9%

Revenues for the Security division during Q1 fiscal 2027 increased year-over-year due to increases in product and service revenues of approximately $3.6 million and $6.2 million, respectively. The increase in product revenues was primarily due to increases in RF system and checkpoint screening revenues, partially offset by lower cargo and vehicle inspection revenues. The increase in service revenues was primarily attributable to growth in the installed base of products and airport screening services.

Revenues for the Optoelectronics and Manufacturing division during Q1 fiscal 2027 increased year-over-year due to increases in product revenues of approximately $5.5 million in our optoelectronics business and $9.2 million in our contract manufacturing business.

Revenues for the Healthcare division during Q1 fiscal 2027 decreased year-over-year primarily due to lower patient monitoring revenues, principally in the U.S., reflecting the timing of customer orders.

Gross Profit

	Q1	% of	Q1	% of
	Fiscal 2026	Net Revenues	Fiscal 2027	Net Revenues
Gross profit	$123.2	32.0%	$123.8	30.7%

Gross profit is impacted by sales volume and changes in overall manufacturing-related costs, such as raw materials and component costs, warranty expense, provision for inventory, freight, tariffs, and logistics. Gross profit for Q1 fiscal 2027 increased to $123.8 million from $123.2 million in the prior-year period. The increase was primarily attributable to higher gross profit in our Security and Optoelectronics and Manufacturing divisions, partially offset by lower gross profit in our Healthcare division. Gross profit as a percentage of net revenues decreased to 30.7% from 32.0% in the prior-year period, reflecting lower Healthcare revenues, which generally carry relatively higher gross margins; unfavorable changes in revenue mix within the Security division; and higher Optoelectronics and Manufacturing revenues, which generally carry relatively lower gross margins.

Operating Expenses

	Q1	% of	Q1	% of
	Fiscal 2026	Net Revenues	Fiscal 2027	Net Revenues	$ Change	% Change
Selling, general and administrative	$67.0	17.4%	$68.7	17.0%	$1.7	2.5%
Research and development	20.4	5.3	19.4	4.9	(1.0)	(4.9)
Restructuring and other charges	2.7	0.7	2.1	0.5	(0.6)	(22.2)
Total operating expenses	$90.1	23.4%	$90.2	22.4%	$0.1	0.1%

Selling, general and administrative. Our significant selling, general and administrative (“SG&A”) expenses include employee compensation, sales commissions, travel, professional services, marketing expenses, and depreciation and amortization expense. SG&A expense for Q1 fiscal 2027 increased $1.7 million compared to the same prior-year period, primarily due to higher salaries and benefits, occupancy costs, and certain technology, marketing, and outside-services costs. These increases were partially offset by lower acquired-intangible amortization, bad-debt expense, external commissions, and travel expense.

Research and development. Research and development (“R&D”) expenses include research related to new product development and product enhancement expenditures. R&D expenses for Q1 fiscal 2027 decreased $1.0 million compared to the same prior-year period largely due to lower outside services costs, partially offset by higher compensation and certain technology and research-related expenditures.

Restructuring and other charges. Restructuring and other charges generally consist of charges relating to reductions in our workforce, facilities consolidation, costs related to acquisition activity, legal charges and other non-recurring charges. During Q1 fiscal 2027, restructuring and other charges were $2.1 million, which consisted of $0.2 million for acquisition-related costs, $0.5 million for employee terminations, $0.1 million for facility closures, $0.3 million in legal charges, and $1.0 million for non-recurring charges in the Security and Healthcare divisions. During Q1 fiscal 2026, restructuring and other charges were $2.7 million, which consisted of $2.4 million primarily for non-recurring charges in the Security and Healthcare divisions and $0.3 million for employee terminations.

Interest and Other Expense (Benefit), Net

	Q1	% of	Q1	% of
	Fiscal 2026	Net Revenues	Fiscal 2027	Net Revenues
Interest and other expense, net of swap benefit	$7.9	2.0%	$6.1	1.5%
Net investment income	(0.5)	(0.1)	(2.8)	(0.7)
Interest and other expense (benefit), net	$7.4	1.9%	$3.3	0.8%

Interest and other expense, net. Interest and other expense, net for Q1 fiscal 2027 decreased $4.1 million compared with the corresponding prior-year period, primarily due to higher net investment income and lower interest expense on credit facility borrowings. These favorable impacts were partially offset by interest expense and amortization of debt issuance costs associated with the 2031 Notes issued in November 2025 and a lower benefit from the interest rate swap.

Income taxes. The effective tax rate for a particular period varies depending on a number of factors including (i) the mix of income earned in various tax jurisdictions, each of which applies a unique range of income tax rates and income tax credits, (ii) changes in previously established valuation allowances for deferred tax assets (changes are based upon our current analysis of the likelihood that these deferred tax assets will be realized), (iii) the level of non-deductible expenses, (iv) certain tax elections, (v) tax holidays granted to certain of our international subsidiaries, (vi) return to provision adjustments and (vii) changes in tax legislation. For Q1 fiscal 2027 and 2026, we recognized a provision for income taxes of $5.7 million and $5.1 million, respectively. The effective tax rates for Q1 fiscal 2027 and 2026 were 18.8% and 19.9%, respectively. The decrease in the effective tax rate for Q1 fiscal 2027 primarily reflects discrete tax benefits associated with equity-based compensation recognized under ASU 2016-09 and the expiration of applicable statutes of limitations related to certain uncertain tax benefits. During Q1 fiscal 2027 and 2026, we recognized a net discrete tax benefit of $0.7 million and $0.9 million, respectively, related to equity-based compensation under ASU 2016-09. In addition, during Q1 fiscal 2027, we recognized a net discrete tax benefit of $0.5 million related to changes in uncertain tax benefits resulting from the expiration of applicable statutes of limitations.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, short-term investments, cash generated from operations, existing cash borrowing arrangements and access to capital markets. Cash and cash equivalents totaled $236.3 million at September 30, 2026, compared with $359.8 million at June 30, 2026. Short-term investments were $65.7 million at September 30, 2026, compared with $0.2 million at June 30, 2026. We currently anticipate that our available cash and cash equivalents, short-term investments, credit facilities and cash flow from operations will be sufficient to meet our operational cash needs for the next 12 months and foreseeable future. In addition, we anticipate that cash generated from operations, without repatriating earnings from our non-U.S. subsidiaries, and our credit facilities will be sufficient to satisfy our obligations in the U.S.

Our senior secured credit facility comprises a term loan and a $725.0 million revolving credit facility which mature in July 2030. The revolving credit facility includes a $350.0 million sub-limit for letters of credit, which includes up to $300.0 million for borrowings in certain foreign currencies. As of September 30, 2026, there were no borrowings under the revolving credit facility, $87.6 million was outstanding under the letters of credit sub-facility, and $90.0 million was outstanding under the term loan. As of September 30, 2026, the amount available to borrow under the credit facility was $637.4 million. See Note 8 to the condensed consolidated financial statements for further discussion.

Cash Provided by Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period due to changes in net income, adjusted for non-cash items, and working capital. Cash provided by operating activities was $37.1 million during Q1 fiscal 2027, compared to $17.1 million during the same prior-year period. The increase was primarily due to higher net income and favorable changes in working capital. Significant contributors included increased accounts payable of $21.5 million compared to $12.0 million in the prior-year period, increased advances from customers of $21.7 million compared to $11.1 million in the prior-year period, and lower cash usage from deferred revenue. These favorable changes were partially offset by inventory growth of $48.5 million, compared to $47.4 million in the prior-year period, and a lower source of cash from accounts receivable of $10.3 million compared to $17.0 million in the prior-year period. Inventory increased to support anticipated fiscal 2027 revenue growth primarily in the Security and Optoelectronics and Manufacturing divisions.

Cash Used in Investing Activities. Net cash used in investing activities was $79.1 million during Q1 fiscal 2027, compared to $10.9 million during the same prior-year period. The increase in cash used in investing activities was primarily attributable to $65.5 million of purchases of short-term investments during the first quarter of fiscal 2027, compared to no such purchases in the prior-year period. Capital expenditures were $7.7 million during the first quarter of fiscal 2027 compared to $7.0 million in the prior-year period, while payments for intangible and other assets increased to $5.9 million from $4.4 million in the prior-year period.

Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $81.5 million during Q1 fiscal 2027, compared to net cash provided by financing activities of $12.2 million during the same prior-year period. The change was primarily due to common stock repurchases, including applicable excise taxes, of $62.8 million during the first quarter of fiscal 2027, compared to no repurchases in the prior-year period. Additionally, during the prior-year period, we generated net proceeds from debt financing activities, consisting of $100.1 million of long-term debt borrowings offset by $129.9 million of long-term debt repayments and $74.1 million of net borrowings on bank lines of credit, whereas there were no borrowings on bank lines of credit and $2.5 million of long-term debt repayments during the first quarter of fiscal 2027. These changes were partially offset by reduced taxes paid related to the net share settlement of equity awards, which decreased to $18.4 million from $34.4 million in the prior-year period.

Borrowings

See Note 8 to the condensed consolidated financial statements for a detailed discussion regarding our credit facility and other borrowings.

Cash Held by Foreign Subsidiaries

Our cash and cash equivalents totaled $236.3 million at September 30, 2026. Of this amount, approximately 35% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were held primarily by our subsidiaries in India, the United Kingdom, Singapore, and Canada. We intend to permanently reinvest certain earnings from foreign operations, and we currently do not anticipate that we will need this cash in foreign countries to fund our U.S. operations. In the event we repatriate cash from certain foreign operations and if taxes have not previously been withheld on the related earnings, we would provide for withholding taxes at the time we change our intention with regard to the reinvestment of those earnings.

Issuer Purchases of Equity Securities

The following table contains information about the shares of common stock we purchased during the quarter ended September 30, 2026:

				Maximum number (or
				approximate dollar
				value) of
			Total number of	shares (or
			shares (or units)	units)
			purchased as	that may
	Total number of	Average price	part of publicly	yet be purchased
	shares (or units)	paid per share (or	announced plans or	under the plans or
	purchased	unit)	programs	programs (1)
July 1 to July 31, 2026	—	$—	—	78,731
August 1 to August 31, 2026	94,997	$207.49	94,997	983,734
September 1 to September 30, 2026	210,562	$202.83	210,562	773,172
	305,559		305,559
(1)

Upon repurchase, shares of common stock are restored to the status of authorized but unissued shares, and we record them as a reduction in the number of shares of common stock issued and outstanding in our consolidated financial statements. In August 2026, our Board of Directors approved an additional 1,000,000 shares for repurchase under our stock repurchase program. As of September 30, 2026, 773,172 shares remained available for repurchase under the program.

Contractual Obligations

During the first quarter of fiscal year 2027, there were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. See Notes 1, 6, 8 and 10 to the condensed consolidated financial statements for additional information regarding our contractual obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our Consolidated Financial Statements upon adoption. During the first quarter of fiscal year 2027, we adopted ASU 2024-04 and ASU 2025-05. These adoptions did not have a material impact on our condensed consolidated financial statements. See Note 1 for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Except for purchases of short-term investments, there have been no material changes in our exposure to market risk during the three months ended September 30, 2026 from that described in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon management’s review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The discussion of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on August 21, 2026, which describe various risks and uncertainties that could materially affect our business, financial condition and results of operations in the future. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Issuer Purchases of Equity Securities discussion under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the first quarter of fiscal 2027, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Hawthorne, State of California on the 29th day of October 2026.

OSI SYSTEMS, INC.

By:	/s/ Ajay Mehra
Ajay Mehra
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Edrick
Alan Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Cary Okawa
Cary Okawa
Chief Accounting Officer
(Principal Accounting Officer)